Form 10-Q
period 2025-09-30
ProCap Financial, Inc.
filed 2025-12-11
CIK 2076163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-42995

PROCAP FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-2767031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Lexington Avenue, Floor 2 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(305) 938-0912

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BRR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BRRWW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 9, 2025, there were 85,166,604 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

On December 5, 2025 (the “Closing Date”), subsequent to the fiscal quarter ended September 30, 2025, the fiscal quarter to which this Quarterly Report on Form 10-Q (the “Quarterly Report”) relates, ProCap Financial, Inc. (the “Company” or “Pubco”), Columbus Circle Capital Corp I, a Cayman Islands exempted company (“CCCM”), Crius SPAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Company Merger Sub”), ProCap BTC, LLC, a Delaware limited liability company (“ProCap”), and Inflection Points Inc d/b/a Professional Capital Management, a Delaware corporation (the “Seller”) consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated June 23, 2025, by and among the foregoing parties, as amended by the First Amendment to the Business Combination Agreement, dated as of July 28, 2025 (the “First Amendment to the Business Combination Agreement”, and such agreement, as amended, the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (i) at least one business day prior to the Closing, CCCM de-registered from the Register of Companies in the Cayman Islands by way of continuation and re-register in the State of Delaware so as to become a Delaware corporation (the “Domestication”), and (ii) upon the Closing, (x)  in connection with the SPAC Merger, each outstanding security of CCCM immediately prior to the effective time of the SPAC Merger was automatically cancelled in exchange for the right to receive substantially equivalent securities of the Company, and each holder of a warrant of CCCM (“Warrant”) received a warrant to purchase one share of Pubco Stock (each, a “Pubco Warrant”), and (y) in connection with the Company Merger, the members of ProCap (the “ProCap Holders”) received, in exchange for their membership interests in ProCap, shares of common stock, par value $0.001 per share, of the Company (“Pubco Stock”). As a result of the Business Combination, CCCM and ProCap became wholly-owned subsidiaries of the Company, and the Company became a publicly traded company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the Business Combination Agreement. Pursuant to the Business Combination Agreement, the Company issued 85,166,604 shares of Pubco Stock and 12,852,478 Pubco Warrants. Following the completion of the Business Combination, on December 8, 2025, the shares of Pubco Stock commenced trading on the Nasdaq Global Market under the symbol “BRR” and the Pubco Warrants commenced trading on the Nasdaq Capital Market under the symbol “BRRWW.”

Unless stated otherwise, this Quarterly Report contains information about the Company before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Pubco before the consummation of the Business Combination or ProCap Financial after the Business Combination, as the context suggests.

Further information regarding the Business Combination is set forth in  the proxy statement/prospectus (the “Proxy Statement/Prospectus”) included in Company’s Registration Statement on Form S-4 (File No. 333- 290365), initially publicly filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 18, 2025, as amended, and which became effective on November 8, 2025.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

PROCAP FINANCIAL, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheet as of September 30, 2025 (Unaudited)	1

	Unaudited Consolidated Statements of Operations for the period from June 17, 2025 (inception) through June 30, 2025 and for the three months ended September 30, 2025	2

	Unaudited Consolidated Statements of Changes in Stockholder’s Deficit for the period from June 17, 2025 (inception) through September 30, 2025 and for the three months ended September 30, 2025	3

	Unaudited Consolidated Statement of Cash Flows for the period from June 17, 2025 (inception) through September 30, 2025	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2025

(unaudited)

September 30, 2025
ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable and accrued expenses	120,374
Promissory note, related party	209,097
Total current liabilities	329,471

TOTAL LIABILITIES	$329,471

STOCKHOLDER’S DEFICIT
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2025	$-
Common stock, $0.001 par value; 550,000,000 shares authorized; 1 issued and outstanding as of September 30, 2025	-
Accumulated deficit	(329,471)
Total stockholder’s deficit	(329,471)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended	For the period from June 17, 2025 (inception) through
	September 30, 2025	September 30, 2025
Operating expenses
General and administrative	$319,048	$329,471
Loss from operations	(319,048)	(329,471)

Net loss	$(319,048)	$(329,471)

Weighted average number of shares of common stock outstanding, basic and diluted	1	1
Basic and diluted net loss per share of common stock	$(319,048)	$(329,471)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROCAP FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, June 17, 2025 (inception)	-	$-	-	$-	$-	$-
Issuance of Common stock	-	-	1	-	-	-
Net loss	-	-	-	-	(10,423)	(10,423)
Balance, June 30, 2025	-	-	1	-	(10,423)	(10,423)
Net loss	-	-	-	-	(319,048)	(319,048)
Balance, September 30, 2025	-	$-	1	$-	$(329,471)	$(329,471)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROCAP FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 17, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(unaudited)

For the period from June 17, 2025 (inception) through September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(329,471)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable	120,374
Due to related party	100,423
CASH USED IN OPERATING ACTIVITIES	(108,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note - related party	108,674
CASH PROVIDED BY FINANCING ACTIVITIES	108,674

NET CHANGE IN CASH	-
Cash, beginning of period	-
Cash, end of period	$-

Supplemental disclosure of non-cash activities:
Conversion of due to related party to a promissory note, related party	$100,423

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROCAP FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(unaudited)

Note 1. Organization

Description of Business

Procap Financial, Inc., together with its subsidiaries (collectively, the “Company”, “PubCo”) was incorporated in Delaware on June 17, 2025. The Company was formed to be the surviving company in connection with the Business Combination Agreement, as disclosed in Note 5. The Company has two wholly-owned subsidiaries, Crius Meger Sub, LLC and Crius SPAC Merger Sub Inc. The Company and its subsidiaries have no principal operations or revenue producing activities.

Note 2. Liquidity and Going Concern

For the period from June 17, 2025 (inception) through September 30, 2025, the Company has not generated revenue and reported a net loss of $329,471. As of September 30, 2025, the Company had no cash and a net working capital deficit of $329,471.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements, business acquisitions and other liquidity needs. The Company’s management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the business operations and the development of market and strategic relationships with other businesses.

The Company’s future capital requirements will depend on many factors. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional common stock. If additional financing is required from outside sources, the Company may not be able to raise such capital on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the period presented in accordance with GAAP. References to GAAP issued by FASB in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The consolidated financial statements of the Company have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applied on a basis consistent for all periods. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for a complete set of financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate is the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

There were no significant estimates for the period from June 17, 2025 (inception) through September 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution and notes receivable. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit. There was no cash at September 30, 2025.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30, 2025.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock and convertible notes, to the extent dilutive. There were no potential diluted common stock equivalents for the period from June 17, 2025 (inception) through September 30, 2025.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and the measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements:

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”)” (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.

Note 4. Stockholder’s Deficit

Preferred stock — The Company is authorized to issue 50,000,000 shares of preferred stock with $0.001 par value. As of September 30, 2025, there were no shares of preferred stock issued and outstanding. Each share of preferred stock entitles the holder to one vote.

Common stock — The Company is authorized to issue 550,000,000 shares of common stock with $0.001 par value. As of September 30, 2025, there was 1 share of common stock issued and outstanding which was issued as the initial contribution for a nominal amount. Each share of common stock entitles the holder to one vote.

Note 5. Commitments and Contingencies

Business Combination Agreement

On June 23, 2025 (the “Effective Date”), Columbus Circle Capital Corp I, a Cayman Islands exempted company (“CCCM”), the Company, Crius SPAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Company Merger Sub”), ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”) and Inflection Points Inc d/b/a Professional Capital Management, a Delaware corporation (the “Seller”), entered into a business combination agreement (the “Business Combination Agreement” and, together with the Convertible Note Financing (as defined below), the Preferred Equity Investment (as defined below) and other transactions contemplated by the Business Combination Agreement, the “Proposed Transactions”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (i) at least one business day prior to the closing (the “Closing”) of the Proposed Transactions, CCCM will de-register from the Register of Companies in the Cayman Islands by way of continuation and re-register in the State of Delaware so as to become a Delaware corporation (the “Conversion”), and (ii) upon the Closing, (x) SPAC Merger Sub will merge with and into CCCM, with CCCM continuing as the surviving entity (the “SPAC Merger”), and each outstanding security of CCCM immediately prior to the effective time of the SPAC Merger shall automatically be cancelled in exchange for the right to receive substantially equivalent securities of the Company, and (y) Company Merger Sub will merge with and into ProCap BTC, with ProCap BTC continuing as the surviving entity (the “Company Merger”, and together with SPAC Merger, the “Mergers”), and with the members of ProCap BTC (the “ProCap Holders”) receiving, in exchange for their membership interests in ProCap BTC, shares of common stock, par value $0.0001 per share, of the Company (“Pubco Stock”), including certain adjustment shares of Pubco Stock as described below. As a result of the Business

Combination, CCCM and ProCap BTC will become wholly-owned subsidiaries of the Company, and the Company will become a publicly traded company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the Business Combination Agreement. Pursuant to the Business Combination Agreement, the Company issued 85,166,604 shares of Pubco Stock and 12,852,478 Pubco Warrants.

As consideration for the Company Merger, Seller, the holder of all of the common units of ProCap BTC (the “Common Units”), will receive a number of shares of Pubco Stock equal to: (i) 10,000,000, plus (ii) fifteen percent (15%) of the Adjustment Shares (as defined below) (such shares, the “Common Merger Consideration Shares”).

As consideration for the Company Merger, holders of the preferred units (the “Preferred Units”) of ProCap BTC (the “Preferred Unit Holders”) will receive an aggregate number of shares of Pubco Stock equal to: (i) the product of (A) the number of Preferred Units outstanding immediately prior to the Company Merger multiplied by (B) 1.25 plus (ii) eighty five percent (85%) of the Adjustment Shares (the “Preferred Merger Consideration Shares” and together with the Common Merger Consideration Shares, the “Merger Consideration Shares”). Each Preferred Unit Holder shall receive its pro rata share of the Preferred Merger Consideration Shares, based on the number of Preferred Units owned by such Preferred Unit Holder immediately prior to the Closing.

The “Adjustment Shares” refer to a number of shares of Pubco Stock equal to (i) the product of (A) (I) the quotient obtained by dividing (x) the price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate — New York Variant (the “Reference Rate”) for the ten (10)-day period ending on the third (3rd) business day prior to the Closing Date (the “Closing Bitcoin Price”), subject to a maximum price of $200,000 by (y) the time weighted average price for the period of time during which the Purchased Bitcoin (as defined below) was acquired (the “Signing Bitcoin Price”) (II) minus 1, multiplied by (B) $516.5 million, divided by (ii) $10.00.

ProCap BTC agreed to purchase bitcoin using the gross proceeds of the Preferred Equity Investment within fifteen (15) days following the Effective Date (the “Purchased Bitcoin”), and such Purchased Bitcoin shall be placed into a custody account in accordance with a custody agreement by and between ProCap BTC and Anchorage Digital Bank, N.A., as custodian.

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, CCCM entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with the Columbus Circle I Sponsor Corp LLC, a Delaware limited liability company (the “Sponsor”) and the Company, pursuant to which, among other things, the Sponsor agreed to (i) vote its Class A ordinary shares and Class B ordinary shares of CCCM (collectively, the “Ordinary Shares”) in favor of the Proposed Transactions and each of the CCCM Shareholder Approval Matters; (ii) vote its Ordinary Shares against any alternative transactions; (iii) vote against any merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by CCCM (other than the Proposed Transactions); and (iv) comply with the restrictions imposed by the Insider Letter (as defined below), including the restrictions on transfer and redeeming CCCM Ordinary Shares in connection with the Proposed Transactions.

Further, pursuant to that certain Sponsor Support Agreement, the parties agreed that at the Closing, they would enter into an amendment to the letter agreement, dated as of May 15, 2025 (the “Insider Letter”) by and among the Sponsor, CCCM, and CCCM’s directors and officers, in order to add the Company as a party.

The Sponsor Support Agreement and certain of its provisions will terminate and be of no further force or effect upon the earlier to occur of the Closing or the termination of the Business Combination Agreement pursuant to its terms.

Lock-up Agreement

In connection with the execution and delivery of the Business Combination Agreement, Seller entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with the Company, pursuant to which Seller agreed that the Merger Consideration Shares received by Seller will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions. The securities held by Seller will be locked up until the earlier of (i) six (6) months after the date of the Closing and (ii) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Closing which results in all of CCCM shareholders having the right to exchange their shares of Pubco Stock for cash, securities or other property.

Non-Competition Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, the Company, CCCM, ProCap BTC and Mr. Anthony Pompliano entered into a Non-Competition and Non-Solicitation Agreement, pursuant to which, until the earlier of (i) the date that is eighteen (18) months following the Closing Date and (ii) the date that is six (6) months after such date as Mr. Pompliano ceases to be a Control Person of ProCap BTC or the Company, Mr. Pompliano will not, directly or indirectly, become a Control Person of a public company with a primary portion of its business comprised of pursuing a bitcoin treasury strategy program. For purposes of the Non-Competition Agreement, “Control Person” shall mean (x) the chairman of a board of directors, chief executive officer or president, or (y) the owner of such equity interests or right to acquire equity interests of a Person which entitles the holder thereof to the ability to manage or control such Person.

Services Agreement

In connection with the execution and delivery of the Business Combination Agreement, Seller and ProCap BTC entered into an Investment Consulting and Marketing Services Agreement (the “Services Agreement”). Pursuant to the Services Agreement, Seller agreed to provide certain services to the Company. The services shall be provided pursuant to statements of work. The Services Agreement has a term of four (4) years following the Effective Date and will automatically renew for a subsequent one (1) year term, unless either party gives the other party at least sixty (60) days’ prior written notice of non-renewal or otherwise terminates the Services Agreement or any statement of work as set forth therein. In consideration of the Work performed, upon execution of this Agreement, Service Provider shall receive an aggregate of 10,000,000 Common Units of ProCap BTC. Payment for all or part of the Work shall not constitute acceptance. Service Provider may not increase the mutually agreed fee or rate without ProCap BTC’s prior written approval.

Preferred Equity Subscription Agreement

In connection with the execution of the Business Combination Agreement, certain “qualified investors” (defined to include “qualified institutional buyers” (“QIBS”), as defined in Rule 144A of the Securities Act, and institutional “accredited investors”, as defined in Rule 501 of Regulation D) (the “Preferred Equity Investors”) each entered into a Preferred Equity Subscription Agreement (collectively, the “Preferred Equity Subscription Agreements”) with CCCM, the Company and ProCap BTC, pursuant to which the Preferred Equity Investors subscribed to purchase an aggregate of 51,650,000 non-voting preferred units of ProCap BTC (“Preferred Units”), at a purchase price of $10.00 per unit in a private placement, for an aggregate amount of $516.5 million of such Preferred Units (the “Preferred Equity Investment,”). The purchase price for the Preferred Units was paid in cash. Additionally, each Preferred Equity Subscriber executed a joinder agreement to that certain Limited Liability Company Operating Agreement of ProCap BTC, dated as of June 22, 2025, by and among ProCap BTC and the members identified therein (the “LLC Agreement”), pursuant to which each Preferred Equity Subscriber accepted the rights, duties and obligations set forth in the LLC Agreement and became a preferred member of ProCap BTC.

As described above, all of the proceeds from the Preferred Equity Investment will be used by ProCap BTC to the Purchased Bitcoin, which Purchased Bitcoin will be held in a custodial account until the Closing, upon which it will be contributed to ProCap Financial. If the Closing does not occur, the Preferred Equity Investors will have the right to receive their respective pro rata portion of the Purchased Bitcoin, or may elect to liquidate their pro rata portion of the Purchased Bitcoin for cash.

Pursuant to the Preferred Equity Subscription Agreements, ProCap BTC agreed to use commercially reasonable efforts to cause the Company to register the Pubco Stock into which the Preferred Units will be converted pursuant to the Business Combination Agreement upon the Closing, on the Registration Statement. To the extent that any such shares of Pubco Stock are unable to be included in the Registration Statement, the Company agreed to certain customary resale registration rights, including that, within 45 calendar days after the Closing, the Company will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of such Pubco Common Stock (the “Resale Registration Statement”), and the Company shall use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than 60 calendar days after the Closing, which may be extended an additional 30 calendar days upon certain circumstances.

Convertible Notes Subscription Agreement

In connection with the execution of the Business Combination Agreement, certain qualified investors (the “Convertible Note Investors”) each entered into a subscription agreement (collectively, the “Convertible Note Subscription Agreements”) with the ProCap BTC, the Company and CCCM pursuant to which, upon the Closing (the “Issuance Date”), the Convertible Note Investors agreed to purchase convertible notes issued by the Company (“Convertible Notes”), in an aggregate principal amount of $235 million, for an aggregate purchase price equal to 97% of the aggregate principal amount of the Convertible Notes (the “Convertible Note Financing”). The Convertible Note Financing has been funded upon the Closing (see Note 8).

The Convertible Notes will have a 130% conversion rate, zero interest rate, maturity of up to 36 months, and will be two (2) times collateralized by cash, cash equivalents and certain bitcoin assets. U.S. Bank National Trust, N.A. will serve as collateral agent and trustee with regard to the Convertible Notes and associated indenture and security arrangements. Proceeds from the Convertible Note Financing are expected to be utilized by the Company for purposes of acquiring additional bitcoin and for working capital purposes. Prior to the Closing, the parties intend to take actions necessary for the Convertible Notes to have an associated 144A CUSIP number to facilitate the possibility of future post-Closing trading amongst QIBS; however, the Convertible Notes are not expected to otherwise be registered or tradeable.

In addition, the Company and CCCM shall have the option to increase the number of Convertible Notes available (such notes, the “Upsize Notes”) for purchase after the date set forth in the Convertible Note Subscription Agreement (the “Upsize Option”). The Company and CCCM may elect to exercise the Upsize Option one time prior to the Closing. In the event that the Company and CCCM exercise the Upsize Option, each Convertible Note Investor shall have a right of first refusal to purchase its pro rata portion. Each Convertible Note Investor’s pro rata portion will be calculated based on the Convertible Note Investor’s subscription amount relative to the aggregate subscription amount of all of the initial Convertible Note Investors who subscribed upon the Effective Date, on the same terms and conditions as those offered in the Convertible Notes Subscription Agreement.

Note 6. Related Party Transactions

On July 11, 2025, the Company entered into an amended and restated promissory note, pursuant to which Pubco and ProCap BTC, LLC, a related party, will reimburse Inflection Points, a company under common control, for a principal sum of up to $1,000,000. The Promissory note shall bear no interest and is payable on the earlier of May 31, 2026 or the date of which the companies consummate the business combination, as described in Note 5. The amounts paid by Inflection Points were initially recorded as Due to related party prior to the execution of the promissory note agreement. On July 11, 2025, the Company entered into the promissory note agreement, at which time the Due to related party balance was converted to a promissory note payable.

On October 5, 2025, the Company entered into the second amended and restated the promissory note, to increase the allowable principal draws to be up to $2,000,000. As of September 30, 2025, the Company has borrowed a total of $209,097 under the Promissory Note, of which, $108,674 was proceeds from related party promissory note and $100,423 was conversion of due to related party to related party promissory note.

Additionally, one share of common stock was issued to the CEO of the Company for a nominal amount.

Note 7. Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their consolidated financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating officer decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net loss. As the Company is in the start-up phase, the CODM currently reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to achieve its business plan over the short-term period (i.e. less than a year). The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

	For the three months ended	For the period June 17, 2025 (inception) through
	September 30, 2025	September 30, 2025
General and administrative	$319,048	$329,471

Note 8. Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the consolidated financial statements are issued.

Effective December 5, 2025 the Company completed its Business Combination as disclosed above in Note 5.

Upon closing of the Business Combination, on December 5, 2025, certain qualified investors (the “Convertible Note Investors”) purchased convertible notes issued by the Company (“Convertible Notes”), in an aggregate principal amount of $235 million (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Item 2 to “we,” “us” or “Pubco” refer to the Company. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (the “Quarterly Report”), and some of the information incorporated herein by reference, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. When used in this Quarterly Report, the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward looking statements.

The forward-looking statements in this Quarterly Report are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to numerous risk, including, but are not limited to, the following:

●	our ability to realize the benefits expected from the Business Combination;

●	our limited operating history, which may make it difficult to successfully execute its strategic initiatives and accurately evaluate future risks and challenges;

●	our ability to maintain listing of the Company’s securities on Nasdaq;

●	the price and volatility of Bitcoin;

●	the potential impact of a prolonged government shutdown;

●	our ability to implement our Bitcoin treasury strategy and its effects on our business;

●	changes in applicable laws and regulations;

●	our ability to manage growth;

●	the nature and degree of our competition;

●	the general volatility of the capital markets and the establishment of a market for our shares;

●	our ability to raise additional capital is necessary to sustain our anticipated operations and implement our business plan;

●	the loss of one or more of the Company’s executive officers and other key employees;

●	failure to hire and retain qualified employees;

●	failure to comply with federal, state and local laws and regulations; and

●	risk related to global economic and societal disruptions from the impact of part terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we except. We qualify all of our forward-looking statements by these cautionary statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under Item 1. “Financial Statements”.

Overview

Pubco was incorporated on June 17, 2025, as a Delaware corporation, solely for the purpose of effectuating the Business Combination as described herein. Pubco has no material assets and does not operate any business. On June 17, 2025, Pubco issued one (1) share of common stock to Mr. Anthony Pompliano for nominal consideration. This share of common stock represents all shares in the capital of Pubco that are issued and outstanding as of September 30, 2025.

Pubco has two wholly owned subsidiaries, Crius SPAC Merger Sub, Inc., a Delaware corporation (“SPAC Merger Sub”) and Crius Merger Sub, LLC, a Delaware limited liability company (“Company Merger Sub”).

SPAC Merger Sub was incorporated on June 18, 2025 solely for the purpose of effectuating the Business Combination (as described below). SPAC Merger Sub has no material assets and does not operate any business. Prior to the consummation of the Business Combination, the sole director of SPAC Merger Sub is Mr. Anthony Pompliano, and the sole stockholder of SPAC Merger Sub is Pubco.

Company Merger Sub was formed on June 17, 2025 solely for the purpose of effectuating the Business Combination. Company Merger Sub owns no material assets and does not operate any business. Prior to the consummation of the Business Combination, the sole member of the board of managers of Company Merger Sub is Mr. Anthony Pompliano, and the sole member of Company Merger Sub is Pubco.

Proposed Business Combination and Recent Developments

Business Combination Agreement

On June 23, 2025 (the “Execution Date”), Columbus Circle Capital Corp I, a Cayman Islands exempted company (“CCCM”), Pubco, SPAC Merger Sub, Company Merger Sub, ProCap BTC, LLC, a Delaware limited liability company (“ProCap”) and Inflection Points Inc d/b/a Professional Capital Management, a Delaware corporation (the “Professional Capital Management”), entered into a business combination agreement (the “Business Combination Agreement” and, together with the Convertible Note Financing (as defined below), the Preferred Equity Investment (as defined below) and other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (i) at least one business day prior to the closing (the “Closing”) of the Business Combination, CCCM will de-register from the Register of Companies in the Cayman Islands by way of continuation and re-register in the State of Delaware so as to become a Delaware corporation (the “Conversion”), and (ii) upon the Closing, (x) SPAC Merger Sub will merge with and into CCCM, with CCCM continuing as the surviving entity (the “SPAC Merger”), and each outstanding security of CCCM immediately prior to the effective time of the SPAC Merger will automatically be cancelled in exchange for the right to receive substantially equivalent securities of Pubco, and (y) Company Merger Sub will merge with and into ProCap, with ProCap continuing as the surviving entity (the “Company Merger”, and together with SPAC Merger, the “Mergers”), and with the members of ProCap (the “ProCap Holders”) receiving, in exchange for their membership interests in ProCap, shares of common stock, par value $0.0001 per share, of Pubco (“Pubco Stock”), including certain adjustment shares of Pubco Stock as described below. As a result of the Business Combination, CCCM and ProCap will become wholly-owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the Business Combination Agreement.

As consideration for the Company Merger, Professional Capital Management, which is the holder of all of the common units of ProCap (the “Common Units”), will receive a number of shares of Pubco Stock equal to: (i) 10,000,000, plus (ii) fifteen percent (15%) of the Adjustment Shares (as defined below) (such shares, the “Common Merger Consideration Shares”).

As consideration for the Company Merger, holders of the preferred units (the “Preferred Units”) of ProCap (the “Preferred Unit Holders”) will receive an aggregate number of shares of Pubco Stock equal to: (i) the product of (A) the number of Preferred Units outstanding immediately prior to the Company Merger multiplied by (B) 1.25 plus (ii) eighty five percent (85%) of the Adjustment Shares (the “Preferred Merger Consideration Shares” and together with the Common Merger Consideration Shares, the “Merger Consideration Shares”). Each Preferred Unit Holder shall receive its pro rata share of the Preferred Merger Consideration Shares, based on the number of Preferred Units owned by such Preferred Unit Holder immediately prior to the Closing.

The “Adjustment Shares” refer to a number of shares of Pubco Stock equal to (i) the product of (A) (I) the quotient obtained by dividing (x) the price of one Bitcoin as determined by the average of the CME CF Bitcoin Reference Rate - New York Variant (the “Reference Rate”) for the ten (10)-day period ending on the third (3rd) business day prior to the Closing Date (the “Closing Bitcoin Price”), subject to a maximum price of $200,000 by (y) the time weighted average price for the period of time during which the Purchased Bitcoin by ProCap using the proceeds from the Preferred Equity Investment (as defined below) was acquired (the “Signing Bitcoin Price”) (II) minus 1, multiplied by (B) $516.5 million, divided by (ii) $10.00.

Preferred Equity Subscription Agreement

On the Execution Date and in connection with the Business Combination Agreement, certain “qualified investors” (defined to include “qualified institutional buyers” (“QIBs”), as defined in Rule 144A of the Securities Act, and institutional “accredited investors”, as defined in Rule 501 of Regulation D) (the “Preferred Equity Investors”) each entered into a Preferred Equity Subscription Agreement (collectively, the “Preferred Equity Subscription Agreements”) with CCCM, Pubco and ProCap, pursuant to which the Preferred Equity Investors subscribed to purchase an aggregate of 51,650,000 non-voting preferred units of ProCap (“Preferred Units”), at a purchase price of $10.00 per unit in a private placement, for an aggregate amount of $516.5 million of such Preferred Units (the “Preferred Equity Investment”). Additionally, each Preferred Equity Investor executed a joinder agreement to that certain Limited Liability Company Operating Agreement of ProCap, dated as of June 22, 2025, by and among ProCap and the members identified therein (the “LLC Agreement”), pursuant to which each Preferred Equity Investor accepted the rights, duties and obligations set forth in the LLC Agreement and became a preferred member of ProCap (each, a “Preferred Unitholder”).

ProCap used all of the proceeds from the Preferred Equity Investment to purchase Bitcoin (the “Purchased Bitcoin”), and such Purchased Bitcoin is held in a custody account in accordance with a custody agreement by and between ProCap and Anchorage Digital Bank, N.A., as custodian (“Anchorage”), until the Closing, upon which time it will be contributed to Pubco. If the Closing does not occur, the Preferred Equity Investors will have the right to receive their respective pro rata portion of the Purchased Bitcoin or may elect to liquidate their pro rata portion of the Purchased Bitcoin for cash.

Pursuant to the Preferred Equity Subscription Agreements, Procap agreed to use commercially reasonable efforts to register the offer and sale of Pubco Stock, into which the Preferred Units will be converted pursuant to the Business Combination Agreement upon the Closing, on the Registration Statement. To the extent that any such shares of Pubco Stock are unable to be included in the Registration Statement, Pubco agreed to certain customary resale registration rights, including that, within 45 calendar days after the Closing, Pubco will file with the SEC (at Pubco’s sole cost and expense) a registration statement registering the offer and resale of such Pubco Stock (the “Resale Registration Statement”), and Pubco shall use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than 60 calendar days after the Closing, which may be extended an additional 30 calendar days upon certain circumstances.

Services Agreement

Professional Capital Management and ProCap entered into an Investment Consulting and Marketing Services Agreement (the “Services Agreement”) on the Execution Date. Pursuant to the Services Agreement, Professional Capital Management agreed to provide certain services to ProCap, with the services provided pursuant to statements of work. The Services Agreement has a term of four (4) years following the Execution Date and will automatically renew for a subsequent one (1) year terms, unless either party gives the other party at least sixty (60) days’ prior written notice of non-renewal or otherwise terminates the Services Agreement or any statement of work as set forth therein. In consideration for the services and work performed under the Services Agreement, ProCap BTC issued an aggregate of 10,000,000 Common Units of ProCap (the “Common Units”) to Professional Capital Management.

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, CCCM entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with the Columbus Circle I Sponsor Corp LLC, a Delaware limited liability company (the “Sponsor”) and ProCap, pursuant to which, among other things, the Sponsor agreed to (i) vote its Class A ordinary shares and Class B ordinary shares of CCCM (collectively, the “Ordinary Shares”) in favor of the Business Combination Proposed Transactions and each of the CCCM Shareholder Approval Matters; (ii) vote its Ordinary Shares against any alternative transactions; (iii) vote against any merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by CCCM (other than the Business Combination); and (iv) comply with the restrictions imposed by the Insider Letter (as defined below), including the restrictions on transfer and redeeming CCCM Ordinary Shares in connection with the Business Combination. Further, the parties agreed that at the Closing, they would enter into an amendment to the letter agreement, dated as of May 15, 2025 (the “Insider Letter”) by and among the Sponsor, CCCM, and CCCM’s directors and officers, in order to add Pubco as a party.

The Sponsor Support Agreement and certain of its provisions will terminate and be of no further force or effect upon the earlier to occur of the Closing or if the Business Combination Agreement is terminated pursuant to its terms, all provisions of the Sponsor Support Agreement will terminate and be of no further force or effect unless otherwise specified in the Sponsor Support Agreement.

Lock-up Agreement

In connection with the execution and delivery of the Business Combination Agreement, Professional Capital Management entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with Pubco, pursuant to which Professional Capital Management agreed that the Merger Consideration Shares received by Professional Capital Management will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions. The securities held by Professional Capital Management will be locked up until the earlier of (i) six (6) months after the date of the Closing and (ii) the date on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Closing which results in all of Pubco’s stockholders having the right to exchange their shares of Pubco Stock for cash, securities or other property.

Non-Competition Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, Pubco, CCCM, ProCap and Mr. Anthony Pompliano entered into a Non-Competition and Non-Solicitation Agreement, pursuant to which, until the earlier of (i) the date that is eighteen (18) months following the Closing Date and (ii) the date that is six (6) months after such date as Mr. Pompliano ceases to be a Control Person of ProCap or Pubco, Mr. Pompliano will not, directly or indirectly, become a Control Person of a public company with a primary portion of its business comprised of pursuing a Bitcoin treasury strategy program. For purposes of the Non-Competition Agreement, “Control Person” shall mean (x) the chairman of a board of directors, chief executive officer or president, or (y) the owner of such equity interests or right to acquire equity interests of a Person which entitles the holder thereof to the ability to manage or control such Person.

Convertible Notes Subscription Agreement

In connection with the execution of the Business Combination Agreement, certain qualified investors (the “Convertible Note Investors”) each entered into a subscription agreement (collectively, the “Convertible Note Subscription Agreements”) with the ProCap, Pubco and CCCM pursuant to which, upon the Closing (the “Issuance Date”), the Convertible Note Investors agreed to purchase convertible notes issued by Pubco (“Convertible Notes”), in an aggregate principal amount of $235 million, for an aggregate purchase price equal to 97% of the aggregate principal amount of the Convertible Notes (the “Convertible Note Financing”). The Convertible Note Financing will be funded and contingent upon the Closing.

The Convertible Notes will have a 130% conversion rate, zero interest rate, maturity of up to 36 months, and will be one (1) time collateralized by cash, cash equivalents or two (2) times certain Bitcoin assets or a combination of both. U.S. Bank National Trust, N.A. will serve as collateral agent and trustee with regard to the Convertible Notes and associated indenture and security arrangements. Proceeds from the Convertible Note Financing are expected to be utilized by Pubco for purposes of acquiring additional Bitcoin and for working capital purposes. Prior to the Closing, the parties intend to take actions necessary for the Convertible Notes to have an associated 144A CUSIP number to facilitate the possibility of future post-Closing trading amongst QIBS; however, the Convertible Notes are not expected to otherwise be registered or tradeable.

In addition, Pubco and CCCM shall have the option to increase the number of Convertible Notes available (such notes, the “Upsize Notes”) for purchase after the date set forth in the Convertible Note Subscription Agreement (the “Upsize Option”). Pubco and CCCM may elect to exercise the Upsize Option one time prior to the Closing. If Pubco and CCCM exercise the Upsize Option, each Convertible Note Investor shall have a right of first refusal to purchase its pro rata portion of the Upsize Notes. Each Convertible Note Investor’s pro rata portion will be calculated based on the Convertible Note Investor’s subscription amount relative to the aggregate subscription amount of all of the initial Convertible Note Investors as of the Execution Date, on the same terms and conditions as those offered in the Convertible Notes Subscription Agreement.

Results of Operations

The following table sets forth a summary of Pubco’s results of operations. This information should be read together with Pubco’s consolidated financial statements and related notes.

	For the three months ended	For the period from June 17, 2025 (inception) through
	September 30, 2025	September 30, 2025
Operating expenses
General and administrative	$319,048	$329,471
Loss from operations	(319,048)	(329,471)
Net loss	$(319,048)	$(329,471)

General and Administrative Expenses

General and administrative expenses consist of various costs, such as professional fees. For the period from June 17, 2025 (inception) through September 30, 2025, there was $329,471 of general and administrative expenses and $319,048 for the three months ended September 30, 2025.

Liquidity and Capital Resources

For the period from June 17, 2025 (inception) through September 30, 2025, Pubco has not generated revenue and reported a net loss of $329,471. As of September 30, 2025, Pubco had no cash on hand and a net working capital deficit of $329,471.

On July 11, 2025, the Company entered into an amended and restated promissory note, pursuant to which Pubco and ProCap BTC, LLC, a related party, will reimburse Inflection Points, a company under common control, for a principal sum of up to $1,000,000. The Promissory note shall bear no interest and is payable on the earlier of May 31, 2026 or the date of which the companies consummate the business combination, as described in Note 5. The amounts paid by Inflection Points were initially recorded as Due to related party prior to the execution of the promissory note agreement. On July 11, 2025, the Company entered into the promissory note agreement, at which time the Due to related party balance was converted to a promissory note payable.

On October 5, 2025, the Company entered into the second amended and restated the promissory note, to increase the allowable principal draws to be up to $2,000,000. As of September 30, 2025, the Company has borrowed a total of $209,097 under the Promissory Note, which includes $108,674 proceeds from related party promissory note and $100,423 conversion of due to related party to related party promissory note.

Pubco assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Pubco’s expected primary uses of cash on a short and long-term basis are for working capital requirements, Bitcoin acquisitions, and other liquidity needs. Pubco’s management expects that future operating losses and negative operating cash flows may increase from current levels because of additional costs and expenses related to the business operations and the development of market and strategic relationships with other businesses.

Pubco’s future capital requirements will depend on many factors, including the timing of the consummation of the Business Combination. In order to finance these opportunities, Pubco will likely need to raise additional financing. Until such time, if ever, that Pubco can generate revenue sufficient to achieve profitability, Pubco intends to raise such capital through issuances of additional Pubco Stock and/or the issuance of debt. To the extent that Pubco raises additional capital through the sale of equity or convertible debt securities, the ownership interest of Pubco’s stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of Pubco Stock. If additional financing is required from outside sources, Pubco may not be able to raise such capital on terms acceptable to it or at all. If Pubco is unable to raise additional capital when desired, Pubco’s business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with Pubco’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that Pubco’s liquidity condition raises substantial doubt about its ability to continue as a going concern through twelve months from the date these financial statements are available to be issued.

Cash Flows for the period from June 17, 2025 (inception) through September 30, 2025

The following table summarizes Pubco’s cash flows from operating, investing and financing activities for period from June 17, 2025 (inception) through September 30, 2025:

For the period from June 17, 2025 (inception) through September 30, 2025
Net cash used in operating activities	$(108,674)
Net cash used in investing activities	$-
Net cash provided by financing activities	$108,674

Cash Flows Used in Operating Activities

Net cash used in operating activities for the period from June 17, 2025 (inception) through September 30, 2025 was $108,674.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the period from June 17, 2025 (inception) through September 30, 2025 was $108,674.

Critical Accounting Policies and Estimates

Pubco’s consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report are prepared in accordance with U.S. GAAP. The preparation of Pubco’s consolidated financial statements requires Pubco to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosure of contingent assets and liabilities. Pubco has based its estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Pubco is subject to uncertainties such as the impact of future events, economic and political factors, and changes in its business environment; therefore actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are differences between Pubco’s estimates and actual results, its future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Given its limited operating history, Pubco currently does not have any critical accounting policies. See “Summary of Significant Accounting Policies” described in Note 3 of Pubco’s consolidated financial statements included elsewhere in this Quarterly Report for a description of Pubco’s significant accounting policies. Also, there were no significant estimates for the period from June 17, 2025 (inception) through September 30, 2025.

Off-Balance Sheet Arrangements

Other than as otherwise described in this Quarterly Report, Pubco does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 3 of Pubco’s consolidated financial statements included elsewhere in this Quarterly Report.

Emerging Growth Company Status

Pubco is expected to be an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. Pubco has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In addition, Pubco intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, Pubco intends to rely on such exemptions, it is not required to, among other things: (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

Pubco will remain an EGC under the JOBS Act until the earliest of (i) the last date of its fiscal year in which it has total annual gross revenue of at least $1.235 billion, (ii) the date on which it is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iii) the date on which it has issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our filings with the SEC, including the Proxy Statement/Prospectus. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

In connection with the closing of the Business Combination (the “Closing”), on December 5, 2025, certain qualified investors (the “Convertible Note Investors”) purchased convertible notes issued by the Company (“Convertible Notes”), in an aggregate principal amount of $235 million, for an aggregate purchase price equal to 97% of the aggregate principal amount of the Convertible Notes, pursuant to subscription agreements, dated as of June 23, 2025 (collectively, the “Convertible Note Subscription Agreements”) by and among the Convertible Note Investors, ProCap, the Company and CCCM (the “Convertible Note Financing”). The Convertible Notes have a 130% conversion rate, zero interest rate, maturity of up to 36 months, and are two (2) times collateralized by cash, cash equivalents and certain Bitcoin assets. Under the indenture associated with the Convertible Note Financing (the “Indenture”), the Company has up to 30 days from the Closing to 1.0:1.0 times collateralize the Convertible Notes using a mix of Bitcoin (with Bitcoin being valued at 50% for collateral calculation purposes), cash and cash equivalents (with cash and cash equivalents being valued at 100% for collateral calculation purposes). While the Company is not obligated under the terms of the Indenture to maintain any specific minimum percentage of the collateral for the Convertible Notes in the form of Bitcoin, the Company anticipates that, as of the date of this Quarterly Report, no less than 20% of the Company’s aggregate Bitcoin holdings will serve as collateral under the Indenture U.S. Bank National Trust, N.A. serves as collateral agent and trustee with regard to the Convertible Notes and associated indenture and security arrangements. Proceeds from the Convertible Note Financing are expected to be utilized by the Company for purposes of acquiring additional Bitcoin and for covering certain transaction expenses and fees As of the Closing, 18,071,500 shares of Pubco Stock will be issuable upon conversion of the Convertible Notes, and such shares of Pubco Stock are subject to registration rights as set forth in the Convertible Note Subscription Agreements. The Company issued the foregoing Convertible Notes under Section 4(a)(2) of the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act.

There were no other unregistered sales of equity securities during the period.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1†	Business Combination Agreement, as of June 23, 2025, by and among CCCM, Pubco, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
2.2	First Amendment to the Business Combination Agreement, dated as of July 28, 2025, by and among CCCM, Pubco, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on July 28, 2025).
3.1

Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on September 18, 2025).

3.2

Form of Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on September 18, 2025).

4.1	Warrant Agreement, dated May 15, 2025, by and between CCCM and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on May 20, 2025).
4.2

Form of Warrant Assignment, Assumption and Amendment Agreement, by and among Continental Stock Transfer & Trust Company, as Pubco Public Warrant agent, CCCM and Pubco (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on September 18, 2025).

4.3	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
4.4	Form of Indenture (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on September 18, 2025).
10.1

Form of Amended and Restated Registration Rights Agreement, by and among CCCM, Pubco, the Sponsor, and the other parties thereto (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on September 18, 2025).

10.2

Form of Amendment to Insider Letter Agreement, by and among ProCap, CCCM, the Company and the directors and officers of CCCM named therein (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on September 18, 2025)

10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on September 18, 2025).
10.4†	Form of Convertible Note Subscription Agreement by and among ProCap, Pubco, CCCM, and the subscribers thereto (incorporated by reference to Exhibit 10.7 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.5	Sponsor Support Agreement, dated as of June 23, 2025, by and among CCCM, the Sponsor, and Pubco (incorporated by reference to Exhibit 10.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.6	Lock-Up Agreement, dated as of June 23, 2025, by and between Professional Capital Management and Pubco (incorporated by reference to Exhibit 10.2 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.7	Non-Competition Agreement, dated as of June 23, 2025, by and among CCCM, ProCap, Pubco and Anthony Pompliano (incorporated by reference to Exhibit 10.3 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.8	Voting and Support Agreement, dated as of June 23, 2025, by and among Professional Capital Management, ProCap and Pubco (incorporated by reference to Exhibit 10.4 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.9	Form of Company 2025 Equity Incentive Plan (incorporated by reference to Annex F to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on September 18, 2025).
10.10	Form of Company Collateral Agreement (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).

10.11	Services Agreement, dated as of June 23, 2025, by and between Professional Capital Management and ProCap (incorporated by reference to Exhibit 10.5 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.12†	Form of Preferred Equity Subscription Agreement, dated as of June 23, 2025, by and among ProCap, Pubco, CCCM, and certain subscribers party thereto (incorporated by reference to Exhibit 10.6 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.13+	Employment Agreement effective as of July 25, 2025, by and between ProCap and Jeffrey Park (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
10.14+	Amended and Restated Employment Agreement effective as of October 1, 2025, by and between ProCap and Kyle Wood (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
10.15+	Employment Agreement effective as of August 25, 2025, by and between ProCap and Megan Pacchia (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
10.16+	Employment Agreement effective as of October 17, 2025, by and between ProCap and Anthony Pompliano (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
10.17+	Employment Agreement effective as of October 15, 2025, by and between ProCap and Renae Cormier (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

+	Indicates management contract or compensatory plan.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROCAP FINANCIAL, INC.

Dated: December 11, 2025	By:	/s/ Anthony Pompliano
	Name:	Anthony Pompliano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: December 11, 2025	By:	/s/ Renae Cormier
	Name:	Renae Cormier
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)