Form 10-K
period 2025-12-31
ProCap Financial, Inc.
filed 2026-02-18
CIK 2076163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42995

PROCAP FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-2767031
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Lexington Avenue, Floor 2
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(305) 938-0912

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BRR	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BRRWW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common stock. Therefore, the aggregate market value of its common stock held by non-affiliates as of such date cannot be calculated. The Registrant’s common stock began trading on the Nasdaq Global Market on December 8, 2025.

As of February 12, 2026, there were 85,166,604 shares of common stock issued and 83,422,775 shares of common stock outstanding, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2026 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PROCAP FINANCIAL, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

- i -

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “ProCap,” the “Registrant,” “we,” “us,” “our” and similar terms refer to the consolidated operations of ProCap Financial, Inc. and its subsidiaries. All references herein to the “Board” refer to the board of directors of the Company. References to “Pubco” refer to the Company prior to the consummation of the Business Combination and references to “Legacy ProCap” refer to ProCap BTC, LLC prior to the consummation of the Business Combination (as defined below).

On December 5, 2025, we consummated the transactions contemplated by that certain business combination agreement, dated as of June 23, 2025 (the “Business Combination Agreement”), with Columbus Circle Capital Corp I, a Cayman Islands exempted company (“CCCM”), Crius SPAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Company Merger Sub”), ProCap BTC, LLC, a Delaware limited liability company (“Legacy ProCap”), and Inflection Points Inc d/b/a Professional Capital Management, a Delaware corporation (the “Seller”). As contemplated by the Business Combination Agreement, (i) SPAC Merger Sub merged with and into CCCM, with CCCM continuing as the surviving entity (the “SPAC Merger”) and (ii) Company Merger Sub merged with and into Legacy ProCap, with Legacy ProCap continuing as the surviving company (the “Company Merger,” together with SPAC Merger, the “Mergers” and collectively with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). As a result of the Business Combination, CCCM and Legacy ProCap became our wholly-owned subsidiaries, and we became a publicly traded company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the Business Combination Agreement.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (“Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. All statements other than statements of historical facts contained in this Annual Report, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. When used in this Annual Report, the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates” or “intends” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward looking statements.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	Our ability to realize the benefits expected from the Business Combination;

●	Our limited operating history, which may make it difficult to successfully execute its strategic initiatives and accurately evaluate future risks and challenges;

●	Our ability to maintain listing of the Company’s securities on the Nasdaq Stock Market LLC (“Nasdaq”);

●	The price and volatility of Bitcoin;

●	Our ability to implement our Bitcoin treasury strategy and its effects on our business;

●	Changes in applicable laws and regulations;

●	Our ability to manage growth;

●	The nature and degree of our competition;

●	The general volatility of the capital markets and the establishment of a market for our shares;

●	Our ability to raise additional capital is necessary to sustain our anticipated operations and implement our business plan;

●	The loss of one or more of the Company’s executive officers and other key employees;

●	Failure to hire and retain qualified employees;

●	Failure to comply with federal, state and local laws and regulations;

●	Risks related to artificial intelligence (“AI”) technologies;

●	Risks related to the merger with CFO Silvia, Inc. (“CFO Silvia”);

●	Risks related to interested parties and conflicts of interest; and

●	Risk related to global economic and societal disruptions from the impact of part terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions. We operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” in this Annual Report. These risks include the following:

●

Prior to 2026, our primary business focus was on advertising and media operations, along with our Bitcoin treasury strategy. Recently we announced that our corporate strategy is going to focus on our AI-powered operations and de-emphasizing our advertising and media operations, while maintaining our Bitcoin treasury strategy. This expansion to AI operations involves several risks.

●	As the regulatory framework for AI and machine learning technologies evolves, the business, financial condition, and results of operation of our AI-powered operations may be adversely affected.
●	Utilization of AI agents by our users or our failure to incorporate AI technologies into our operations could adversely affect our business, reputation, or financial results.
●	The AI models on which our business depends may produce inaccurate, biased, or harmful outputs, exposing us to reputational harm, regulatory action, and litigation.
●	Rapid technological change in the AI technology industry may render our products, services, or underlying technology obsolete or uncompetitive.
●	We face significant risks related to the availability, cost, and performance of the computational infrastructure required to train and deploy AI models.
●	Our principal asset is Bitcoin. The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin strategy.

●	Bitcoin is a highly volatile asset, and our operating results and market price may significantly fluctuate, including due to the highly volatile nature of the price of Bitcoin and erratic market movements.

●	Due to our limited operating history and the concentration of our Bitcoin holdings, it will be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.

●	We operate in a highly competitive environment and compete against companies and other entities with similar strategies, including companies with significant Bitcoin holdings and spot exchange-traded funds and spot ETPs for Bitcoin and other digital assets, and our business, operating results, and financial condition may be adversely affected if we are unable to compete effectively.

●

Investing in Bitcoin exposes us to certain risks associated with the inherent nature of Bitcoin as a digital asset, such as price volatility, limited liquidity and trading volumes, relative anonymity, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and other risks inherent in our entirely electronic, virtual form and decentralized network. Our risk management methods to address these risks might not be effective.

●	There is legal and regulatory uncertainty around Bitcoin and other digital assets, and our Bitcoin strategy could subject it to enhanced regulatory oversight.

●	Our common stockholders will experience dilution in the future due to any exercise of existing Warrants and any future issuances of our equity securities for acquisitions.

●	We will incur significant costs as a result of being a public company, including additional legal, accounting, insurance and other expenses, as well as costs associated with public company reporting requirements.

●	We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

●	We have engaged in transactions with our affiliates and we expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our stockholders’ best interests.

●	Our directors and executive officers are active on social media, which may pose risks to our reputation, create regulatory or disclosure concerns, and impact the Common Stock price.

●	We have identified a material weakness in our internal control over financial reporting. If we are unable to maintain effective internal controls, the accuracy and timeliness of our financial reporting may be adversely affected, which could cause the market price of our Common Stock to decline, lessen investor confidence and harm our business.

●	Volatility in our share price could subject us to securities class action litigation.

●	The financial forecasts for us are based on various assumptions that may not be realized.

●	As a result of the resignation of one of our directors in January 2026, we are not in compliance with Nasdaq rules regarding the composition of our board of directors and audit committee, and there is a risk of delisting if the non-compliance is not cured within the time period allowed by Nasdaq.

●	Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Convertible Notes and could have a further material adverse effect on our business, financial condition and results of operations.

●	The debt documents governing debt incurred by us other than the Convertible Notes may contain terms that restrict our current and future borrowing costs and reduce our access to capital.

●	The Convertible Notes will be secured by a substantial portion of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our secured indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

●	The conversion rate of the Convertible Notes may not be adjusted for all dilutive events that may occur.

●	There is expected to be limited trading and liquidity for the Convertible Notes, and notwithstanding any registration rights and trading being facilitated through the facilities of The Depository Trust Company, holders’ ability to sell the Convertible Notes could be limited.

●	Unrealized fair value gains on our Bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

●	Realized losses and our inability to obtain all expected tax benefits could adversely affect our business, results of operations, and cash flows.

●	If the conditions to the Agreement and Plan of Merger between Silvia Merger Sub, CFO Silvia, Shain Noor, and the Company (the “Merger”) are not satisfied or waived, the Merger may not be consummated.

●	If the Merger is not completed, our stock price may decline or fluctuate significantly.

●	The market price of our shares of Common Stock following the Merger may decline as a result of the Merger.

●	Anthony Pompliano’s indirect ownership interests in CFO Silvia may create conflicts of interest, which could result in terms that are less favorable to the Company than those that could have been obtained otherwise.

●	The special committee of the Company’s Board established in connection with the Merger with CFO Silvia may not be effective in mitigating conflicts of interest.

PART I

ITEM 1. BUSINESS

Overview

Founded in 2025, ProCap is a U.S.-based, modern finance company. Our mission is to help independent investors make money. We initially launched with Bitcoin-focused media products and Bitcoin holdings on our consolidated balance sheet. In February 2026, we added strategies related to the use of AI and automation to support the development and delivery of financial products and services.

Our business is built upon a foundational belief that advances in AI may enable more scalable and efficient tools for portfolio analysis, financial planning, and investor decision support. Consistent with this approach, the Company expects to increasingly rely on software-based systems and automated processes as part of our operating model. We further believe that Bitcoin represents a superior long-term store of value and a viable alternative to traditional fiat-based reserve assets. We believe Bitcoin will play an increasingly important role as a reserve asset for individuals, corporations, and governments worldwide. A key objective of our Company is to support the broader Bitcoin information ecosystem, including through audio podcasts, video interviews, and text-based articles designed to help individuals and organizations understand Bitcoin’s significance and utility of our mission. To support our operations, we have initiated our plan to accumulate and hold Bitcoin as a long-term treasury reserve asset.

AI Products and Strategy

In connection with our strategic expansion into artificial intelligence software, announced in February 2026, we intend to develop and commercialize AI-powered products and services focused on financial education, portfolio analysis, and investor decision support. We believe that the adoption of AI technologies in financial services is accelerating, with industry participants increasingly deploying AI systems across compliance, risk management, customer engagement, and financial planning functions. We intend to position our Company to capitalize on this trend through the development and commercialization of AI-powered financial tools for consumers and, over time, institutional and enterprise users.

Merger Agreement with CFO Silvia

To support our AI strategy, on February 9, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Silvia Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), CFO Silvia, Inflection Points, Inc., a Delaware corporation (“Inflection Points”), Shain Noor, an individual (“Noor”), (Noor and, together with Inflection Points, the “Sellers”), and Shain Noor, solely in his capacity as the stockholder representative. Under the Merger Agreement, Merger Sub will merge with and into CFO Silvia, with CFO Silvia surviving as a direct wholly owned subsidiary of the Company (the “Merger”).

CFO Silvia has developed a consumer-facing AI platform that aggregates and organizes financial data to provide users with automated financial education, tracking and analytical tools. The CFO Silvia platform connects to more than 10,000 financial account integrations, including brokerage accounts, retirement accounts, cryptocurrency wallets, real estate valuation services, and alternative investment platforms, to deliver users a consolidated, real-time view of their net worth, holdings, and liabilities. As of February 2026, the platform had approximately 12,000 users with approximately $30 billion in aggregate tracked assets.

The platform utilizes AI-driven analytical tools to perform portfolio tracking, concentration analysis, fee analysis, scenario modeling, and informational financial summaries through a conversational interface accessible via chat, email, and voice. The platform is designed to surface potential portfolio risks, including sector or asset class overconcentration, elevated fee structures, and inefficient cash allocation. The platform does not provide personalized investment advice within the meaning of the Investment Advisers Act of 1940 and is not intended to serve as a registered investment adviser or replace the judgment of a qualified financial professional.

Following the closing of the Merger, the Company expects to leverage CFO Silvia’s technology platform, data infrastructure, and development team, to be led by Shain Noor in his capacity as our Chief Technology Officer, to expand its AI product offerings.

For more information on the Merger see “Part II -- Item 7 -- Management’s Discussion and Analysis of Financial Condition And Results Of Operations -- Business Combination Transaction and Recent Developments--Merger Agreement with CFO Silvia” elsewhere in this Annual Report.

Our AI-powered products and strategy are at an early stage of development. CFO Silvia has limited historical operations, and we have not yet generated material revenue from AI-powered products or services. The development, launch, and commercialization of our AI-powered product offerings will require significant additional investment in technology, talent, and infrastructure. The market for AI-powered financial products is rapidly evolving and increasingly competitive, and there can be no assurance that the Company’s products will achieve market acceptance, generate meaningful revenue, or compete effectively against existing or future competitors with greater resources and more established market positions. See “Part I -- Item 1A.-- Risk Factors” elsewhere in this Annual Report for additional discussion of risks related to our AI-powered products and strategy.

Media Products

We offer media products to help independent investors understand financial markets, current events, and technology advancements. These “media products” include social media accounts, email newsletters, and audio or video content.

We launched our media products in August of 2025. The media products are built on the knowledge and experience gained from Anthony Pompliano’s career and other media businesses, which have utilized a combination of social and traditional media aimed to generate advertising and sponsorship revenue. Leveraging our experience in this field, and through the Investment Consulting and Marketing Services Agreement (the “Services Agreement”) between ProCap and Professional Capital Management (described below) we are able to execute at a high level, while reducing our media products operations expenses. However, we may still face challenges in building and maintaining large audiences for our media products, which may be due to talent availability, scheduling, and demand.

In the ordinary course of our media operations, we enter into non-exclusive agreements to advertise certain Bitcoin-related products and services of third parties on our audio podcast and video podcasts broadcast on our YouTube channel and X account, in exchange for fees. In general, the terms of the agreements are structured as follows: (i) ProCap provides advertisements for advertisers on ProCap’s podcast, which is disseminated via audio, video, and social media channels for a fixed period, which may be renewed by mutual agreement or canceled at any time; and (ii) the advertisers pay to ProCap a fixed fee, which may be paid in a combination of fiat, Bitcoin, stablecoin, or the advertiser’s token, subject to ProCap’s consent. However, in the future ProCap may determine that it is in its best interests to accept other digital assets. The revenue from these agreements will be used to operate the business and fund additional media products. Should we not be able to enter into additional advertising agreements, we may face challenges in continuing to grow our advertising-based revenue.

On June 23, 2025, Professional Capital Management and Legacy ProCap entered into the Services Agreement. Pursuant to the Services Agreement, Professional Capital Management agreed to provide certain investment consulting, marketing and advertising services pursuant to the statements of work, including production, editing, and distribution services for our media products. In consideration for such services, Legacy ProCap issued to Professional Capital Management 10,000,000 common units of ProCap (the “Common Units”), which subsequently transferred 500,000 Common Units to Jeffrey Park. The Services Agreement has a term of four (4) years following the effective date and will automatically renew for a subsequent one (1) year term, unless either party gives the other party at least sixty (60) days’ prior written notice of non-renewal or otherwise terminates the Services Agreement or any statement of work as set forth therein.

In addition to our advertising and sponsorship revenue, we may participate in “staking” activities involving Bitcoin, and we may evaluate emerging protocols that enable Bitcoin holders to engage in staking-like arrangements. We may collaborate with our advertising partners to evaluate and provide feedback on their staking-related products and services. Staking is a mechanism available on certain proof-of-stake (“PoS”) blockchains whereby users delegate or lock up a specified amount of tokens to help validate transactions and secure the network. In return, participants may earn rewards, typically in the form of additional tokens. These rewards are generally distributed by the network protocol.

We plan to use less than 5% of our total Bitcoin holdings, if any, for staking activities. Staked Bitcoin typically remains custodied and subject to an unbonding period of approximately seven days, during which it is not transferable. In connection with our staking activities, we intend to adhere to the following guidelines:

●	Allocation Limits: ProCap will allocate no more than 5% of ProCap’s Bitcoin holdings for use in staking activities.

●	Custody Protocols: Under the custody agreements (the “Custody Agreements”), all staked Bitcoin will remain with a qualified institutional custodian engaged by ProCap, which are currently Anchorage Digital Bank, N.A. (“Anchorage”), BitGo Holdings Inc. (“BitGo”), Coinbase Trust Company, LLC (“Coinbase”), and FalconX (defined below). The custodian may facilitate access to third-party staking or yield protocols on behalf of ProCap. In the future, we may engage additional or alternative custodians to support these activities, provided that all such custodians meet applicable regulatory and institutional standards.

●	Oversight and Approvals: All staking decisions require approval from our Chief Executive Officer and activity is subject to ongoing monitoring by our senior management team and compliance officer.

●	Unbonding Period: We will not exceed an unbonding period of approximately 7 days without approval from our Chief Investment Officer.

●	Risk Controls: We will monitor potential risks associated with staking, including liquidity constraints and counterparty exposure. Further, we and our audit committee will periodically review participation in connection with our general risk management protocols.

While Bitcoin does not use a PoS consensus mechanism and cannot be staked natively, emerging protocols such as Babylon, enable Bitcoin holders to lock Bitcoin as economic security on PoS chains. These mechanisms do not involve validating transactions on the Bitcoin blockchain but enables Bitcoin to serve as collateral for security in other blockchain ecosystems. In return, participants may receive rewards, if any, distributed by the PoS protocol and not by the Bitcoin network.

In exchange for evaluating or using our partners’ staking platforms or services, including those involving Bitcoin staking via external protocols, we may receive fixed advertising fees and, where applicable, a portion of any staking rewards generated by our participation.

Bitcoin Treasury

ProCap’s Bitcoin treasury strategy is grounded in the belief that Bitcoin represents an attractive store of value, characterized by its fixed supply, verifiable scarcity, and global liquidity. ProCap has adopted a Treasury Reserve Policy (the “Treasury Reserve Policy”) that establishes Bitcoin as the primary treasury reserve asset, while maintaining sufficient cash and cash equivalents to meet working capital, operational, and contractual requirements. The key elements of ProCap’s Bitcoin strategy include:

●	Opportunistic Purchases: ProCap will monitor macroeconomic indicators, market valuation metrics (including, but not limited to, Market Value to Realized Value (“MVRV”) ratio, relative strength index, and on-chain analytics), and industry sentiment to identify periods of market dislocation or undervaluation. During such periods, ProCap may accelerate Bitcoin accumulation through discretionary purchases. We will retain sufficient cash and cash equivalents for operating needs and obligations. Our Bitcoin holdings are not intended to replace working capital reserves.

●	Capital Raising: ProCap may periodically access capital markets through the issuance of equity, debt, or convertible instruments, with the objective of deploying proceeds into additional Bitcoin acquisitions. ProCap may also utilize innovative financing strategies, such as Bitcoin-collateralized debt instruments, to enhance its ability to accumulate Bitcoin in a manner that is accretive to shareholders on a per-share basis.

●	Long-Term Holdings: ProCap views its Bitcoin holdings as a strategic, long-term reserve asset. ProCap will continue to accumulate Bitcoin as market conditions and capital availability permit. We do not plan to sell Bitcoin except in extraordinary circumstances, such as to meet critical liquidity needs, to address adverse regulatory changes, purchase our Common Stock when conditions are advantageous, for tax purposes or in the event of a fundamental change in ProCap’s strategic outlook.

●	Governance and Risk Management: ProCap’s board of managers has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of ProCap’s Bitcoin holdings or other activities it may pursue, and has the power to change its current policies, including its strategy of acquiring and holding Bitcoin. All Bitcoin acquisition and treasury management activities are overseen by the senior management team and the Board, in consultation with external advisors with expertise in Bitcoin and corporate finance. ProCap will maintain internal controls, risk limits, and compliance protocols to ensure prudent execution of its Bitcoin strategy.

As of February 12, 2026, we hold approximately 5,007 Bitcoin. In addition to maintaining sufficient cash and cash equivalents to meet working capital, operational, and contractual requirements, our policy is to hold a majority of our total treasury reserve assets in Bitcoin.

While we only intend to sell Bitcoin in extraordinary circumstances, we plan to enter into various investment strategies such as put and call options contracts as part of a broader Bitcoin treasury and yield generating strategy to manage exposure to fluctuations in the market price of Bitcoin or for trading purposes. Put options provide the right to sell Bitcoin at a specified strike price on or before a stated maturity date, or the obligation to buy Bitcoin at the strike price if the put option is written. Call options provide the right to buy Bitcoin at a specified strike price on or before a stated maturity date, or the obligation to sell Bitcoin at the strike price if the call option is written. The contracts may be exchange-traded or over-the-counter (“OTC”) and may be cash-settled or physically settled. While these strategies may result in Bitcoin being sold if options are exercised, such dispositions are an expected feature of the strategy rather than discretionary sales.

While we do not have policies in place to address air drops, incidental rights and hard forks, we plan to discuss with our board of directors the potential need for such policies in the future. Our audit committee and board of directors will monitor the need for such policies as part of their risk management oversight.

To facilitate our Bitcoin purchases, we plan to purchase Bitcoin through third-party trading platforms and certain brokers. We entered into several customary purchase and sale agreements with various counterparties, pursuant to which the counterparties will execute the Company’s Bitcoin transactions. In the ordinary course of our business, we may enter into additional similar, customary agreements with other third party providers.

Hedging and Risk Management Practices

To reduce the volatility inherent in our Bitcoin holdings and better manage capital efficiency, we may implement selective hedging strategies. These include:

●	Use of exchange-listed Bitcoin derivatives, such as CME Bitcoin futures and options;

●	Put options, covered call or collar strategies to limit downside risk or monetize price volatility; and

●	Strategic counterparty arrangements for risk reduction in liquidity or event-driven scenarios.

We do not engage in speculative trading or market-making activities. All derivatives transactions are for bona fide risk management, not for speculative gain. All hedging transactions are conducted solely for our own account and in compliance with the Commodity Exchange Act of 1936, as amended (the “CEA”), applicable exchange rules, SEC regulations, and relevant internal risk and hedging policies. See “- Government Regulation” below for more information.

We have implemented a comprehensive Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) Policy to comply with global AML and Counter-Terrorist Financing (“CTF”) laws, aiming to prevent misuse of its services for illicit activities. The policy includes governance by the Board of Directors, annual risk assessments, compliance with key regulations, thorough customer identification and enhanced due diligence for high-risk customers, ongoing transaction monitoring, daily sanctions screening, and prompt reporting of suspicious activities. Additionally, all employees receive annual AML/KYC training, and the program is independently audited yearly to address emerging risks.

Potential Advantages and Disadvantages of Holding Bitcoin

ProCap believes that Bitcoin is an attractive asset because it can serve as a store of value, supported by a robust and public open-source architecture, that is untethered to sovereign monetary policy. We also believe that, due to its limited supply, Bitcoin may offer the potential to serve as a hedge against inflation in the long-term and, if its adoption increases, the opportunity for appreciation in value.

Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in Bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization mitigates the risks of certain threats common to centralized computer networks, such as denial-of-service attacks, and reduces the dependency of the Bitcoin network on any single system. The decentralization of user nodes and miners also mitigates the risk of a 51% attack, which would be very costly and difficult to execute with respect to Bitcoin because the Bitcoin network is open source and widely distributed, and transactions on the blockchain require significant computing power to be validated.

However, while the Bitcoin network as a whole is decentralized, the private keys used to access Bitcoin balances are not widely distributed and are susceptible to phishing and other attacks designed to obtain sensitive information or gain access to password-protected systems. Loss of such private keys can result in an inability to access, and effective loss of, the corresponding Bitcoin. Consequently, Bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure and user error, among others. These risks, in turn, make Bitcoin substantially more susceptible to theft, destruction, or loss of value from hackers, corruption, viruses and other technology-specific factors as compared to conventional fiat currency or other conventional financial assets. For more information on risks associated with holding Bitcoin, please see “Risk Factors - Risks Related to our Business and Bitcoin Treasury Strategy” of this Annual Report.

In addition, the Bitcoin network relies on open-source developers to maintain and improve the Bitcoin protocol. Accordingly, Bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

Custody of ProCap’s Bitcoin

ProCap will secure all Bitcoin holdings in custody accounts at top-tier, U.S.-based institutional qualified custodians with demonstrated records of regulatory compliance and information security. As of the date of this Annual Report, all of ProCap’s Bitcoin is held in a custody account with Anchorage, BitGo, Coinbase, and FalconX.

ProCap’s custody framework includes:

●	Diversification of custody across multiple providers to mitigate counterparty risk;

●	Utilization of multi-signature cold storage solutions to enhance security, which store private keys in offline, air-gapped environments that are not connected to the internet, significantly reducing the risk of cyberattacks, unauthorized access, or online breaches;

●	Rigorous due diligence and ongoing monitoring of custodians and service providers; and

●	Negotiation of contractual protections to ensure ProCap’s property interests in Bitcoin are safeguarded in the event of custodian insolvency or other adverse events.

In the ordinary course of our business, we entered into customary custody services agreements (the “Custody Agreements”) with custodians such as Anchorage, BitGo, Coinbase, and FalconX, pursuant to which we engage the custodians to provide custodial services for our Bitcoin holdings. Under the Custody Agreements, all of our Bitcoin assets held with any of the custodians are fully segregated on-chain and are not commingled with the assets of other clients. All of our Bitcoin assets are held in cold storage, and ProCap is the only party with access to its Bitcoin held in custody with its custodians. The existence of ProCap’s Bitcoin held in custody pursuant to the Custody Agreements may be verified by third party auditors, subject to ProCap’s consent for the custodians to share account information with such auditors. The Custody Agreements have various terms and automatically renew for various terms, unless written notice is provided to the other party thirty days prior to the expiration of the Custody Agreements. The Custody Agreements may be terminated for cause by the non-breaching party upon a material breach which is not cured within thirty days after receipt by the breaching party of written notice from the non-breaching party of a material breach, however, the Custody Agreements may be terminated immediately under certain circumstances. In the ordinary course of our business, we may enter into other customary custody agreements with other third-party providers.

Anchorage is chartered as a national trust bank and is regulated by the Office of the Comptroller of the Currency (“OCC”). As a national trust bank, Anchorage is authorized to perform fiduciary custody of digital assets, including Bitcoin, and is subject to ongoing regulatory oversight by the OCC. Anchorage maintains insurance coverage for certain losses of Bitcoin and other digital assets held in its custody. Anchorage holds insurance policies with aggregate policy limits, rather than per-account limits, including coverage for: the loss of property due to theft, robbery, burglary and third-party computer and funds transfer fraud ($100,000,000 policy limit), cyber/technology errors and omissions ($1,000,000 policy limit), general liability ($4,000,000 policy limit, inclusive of umbrella coverage), workers’ compensation (in accordance with minimum state law requirements), employer’s liability ($1,000,000 policy limit) and automobile liability ($4,000,000 policy limit, inclusive of umbrella coverage). However, digital assets held in Anchorage’s custody are not guaranteed by Anchorage and are not subject to the insurance protections of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”).

BitGo is a state-chartered trust company organized under the laws of the State of South Dakota and regulated by the South Dakota Division of Banking. As a regulated trust company, BitGo is authorized to provide fiduciary custody services for digital assets, including Bitcoin, and is subject to ongoing regulatory oversight by its primary banking regulator. BitGo is considered a qualified custodian under applicable regulatory frameworks and holds client digital assets in segregated custody accounts that are not commingled with BitGo’s proprietary assets. BitGo maintains insurance coverage for certain losses of digital assets held in its custody through policies underwritten by a syndicate of insurers, including Lloyd’s of London and European market participants, with an aggregate specie insurance limit of up to $250 million for digital assets where BitGo holds all private keys and ancillary crime coverage (subject to customary exclusions, deductibles, and policy terms). However, digital assets held in BitGo’s custody are not guaranteed by BitGo and are not subject to the insurance protections of the FDIC or the SIPC.

Coinbase is a limited-purpose trust company chartered under the New York Banking Law and is regulated by the New York State Department of Financial Services (“NYDFS”). As a fiduciary and regulated entity, Coinbase is authorized to provide secure custody services for a wide range of digital assets and is subject to rigorous regulatory oversight and capital requirements. Coinbase is a qualified custodian under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and maintains client digital assets in segregated accounts that are legally distinct from Coinbase’s corporate assets. To protect against external threats, Coinbase maintains insurance coverage designed to cover losses resulting from theft or cybersecurity breaches. However, digital assets held by Coinbase are not guaranteed by Coinbase, insured by the FDIC, or protected by the SIPC, and their value may fluctuate.

FalconX is an institutional prime brokerage and operates through several subsidiaries, including FalconX Bravo, Inc., a Commodity Futures Trading Commission-registered swap dealer and a member of the National Futures Association, and FalconX Delta, Inc., a Money Services Business registered with Financial Crimes Enforcement Network (“FinCEN”) (collectively, “FalconX”). FalconX is a cryptocurrency-focused firm authorized to provide institutional access to the OTC derivatives market that also maintains numerous state-level money transmitter licenses. As a prime broker, FalconX provides integrated trading, credit, and custody services, utilizing bankruptcy-remote structures to ensure that client digital assets are held in segregated accounts and are not commingled with the firm’s proprietary assets. In addition to its own custodial infrastructure, FalconX provides “Prime Connect” services, allowing clients to trade while keeping assets in third-party qualified custody with NYDFS-regulated partners. Like other custodians, FalconX maintains insurance coverage for digital assets held in its custody, but digital assets in its custody are not guaranteed by FalconX, insured by the FDIC or protected by the SIPC.

ProCap will continuously review and enhance its custody arrangements to ensure the highest standards of asset protection and operational resilience.

Industry and Market Overviews

AI

AI refers broadly to computer systems and algorithms designed to perform tasks that traditionally require human intelligence, including learning from data, recognizing patterns, making predictions, and generating content. Modern AI systems are built on machine learning techniques, including deep learning and large language models, which are trained on large datasets to perform complex analytical and generative tasks. The recent emergence of generative AI, which can produce text, code, images, and structured analysis in response to natural language prompts, has significantly expanded the practical applications of AI across industries.

In financial services, AI is being applied to automate and augment a range of activities historically performed by human professionals, including financial planning, investment analysis, portfolio construction, risk assessment, fraud detection, regulatory compliance, and customer engagement. AI-powered financial tools seek to deliver these services at lower cost, greater speed, and broader scale than traditional advisory models, making personalized financial guidance accessible to a wider population of consumers and institutions.

The global AI market has grown substantially over the past five years. According to industry estimates, the global AI market was valued at approximately $294 billion to $391 billion in 2025, depending on the scope of measurement, and is projected to grow to approximately $376 billion or more by the end of 2026. Multiple industry research firms project the global AI market will exceed $2 trillion by the early 2030s, with compound annual growth rates (“CAGR”) generally estimated between 27% and 37%. These projections underscore AI’s emergence as a foundational technology with applications across virtually every sector of the global economy.

Within financial services specifically, the AI market has experienced particularly rapid expansion. Industry estimates place AI-powered products in the finance market at approximately $38 billion in 2024, projected to grow to over $190 billion by 2030, representing a CAGR of approximately 30.6%. Generative AI within financial services, a more nascent segment, was estimated at approximately $2.2 billion in 2024 and is projected to reach approximately $25.7 billion by 2033, reflecting a CAGR of approximately 31.0%.

The growth of AI-powered financial planning tools has been driven by several factors, including rising consumer demand for low-cost, accessible financial guidance; the increasing sophistication of AI models capable of processing complex financial data; and the willingness of traditional financial institutions to adopt and integrate AI-driven capabilities into their existing platforms. Partnerships between fintech companies and established financial institutions have also contributed to market growth, accounting for an estimated 28% of revenue growth in the sector in 2025.

While the AI-powered financial services market presents significant growth opportunities, it remains subject to considerable uncertainty and competitive pressure. The market is characterized by rapid technological change, evolving consumer expectations, and a regulatory environment that is still taking shape. The pace at which new AI capabilities emerge, including advances in generative AI, autonomous agents, and multimodal models, can rapidly alter the competitive landscape, rendering existing products less differentiated or obsolete. See the risk factors entitled “The Company operates in a highly competitive market, and many of the Company’s current and potential competitors have significantly greater resources” and “The regulatory environment for AI-powered financial products is evolving and uncertain, and future regulations could materially and adversely affect the Company’s business.”

The AI-powered financial services industry is dynamic and rapidly evolving, offering substantial opportunities alongside significant risks. The Company will continue to monitor technological, regulatory, and market developments to navigate this complex landscape effectively.

Proliferation of Open-Source Models in AI

The development and proliferation of open-source AI models has been one of the most significant trends shaping the AI industry. Open-source AI refers to machine learning models and related software whose underlying code, model weights, and training methodologies are made publicly available, allowing developers, researchers, and enterprises to inspect, modify, fine-tune, and deploy these models without proprietary licensing restrictions. Major open-source model families include Meta’s Llama, Kimi K2, Mistral AI’s Mistral and Ministral, Alibaba’s Qwen, Google’s Gemma, and DeepSeek, among others. The pace of open-source releases has accelerated significantly, with an estimated 1,000 to 2,000 new models uploaded daily to Hugging Face, the leading open-source AI repository, by late 2025.

Open-source AI models have rapidly closed the performance gap with proprietary alternatives. Models such as Meta’s Llama 3.3 and DeepSeek R1 have demonstrated performance comparable to leading proprietary models on a range of benchmarks. By late 2025, Alibaba’s Qwen family had surpassed Llama in cumulative downloads to become the most widely used base model for fine-tuning on Hugging Face, reflecting the global and increasingly competitive nature of open-source AI development.

Enterprise adoption of open-source AI has grown meaningfully. Gartner has forecast that more than 60% of businesses will adopt open-source large language models for at least one AI application by the end of 2025, up from approximately 25% in 2023. Deloitte’s “State of AI in the Enterprise” report has indicated that companies using open-source models can achieve cost savings of approximately 40% compared to proprietary alternatives while maintaining comparable performance levels. Open-source adoption has been particularly strong among larger enterprises and in regulated industries such as financial services, healthcare, and telecommunications, where requirements for on-premises deployment, data sovereignty, and the ability to fine-tune models for domain-specific use cases make open-source approaches especially attractive.

The growth of the open-source AI ecosystem has significant implications for the competitive landscape. Open-source models lower barriers to entry by reducing the cost and technical complexity of deploying AI capabilities, enabling a broader range of companies to build AI-powered products and services. At the same time, the rapid pace of open-source development creates both opportunities and risks for companies in the AI sector. Companies that effectively leverage open-source models may benefit from reduced development costs, faster time to market, and greater flexibility, while those that rely on proprietary AI capabilities may face pressure to differentiate on application-layer features, data advantages, or domain expertise rather than foundational model performance alone. The continued evolution of open-source AI, including questions around licensing terms, model governance, and the sustainability of open-source development, represents a material factor in the competitive dynamics of the AI industry.

AI Industry Participants

The market for AI-powered financial products and services includes a broad and growing range of participants spanning large technology companies, established financial institutions, specialized fintech companies, and early-stage startups. The competitive landscape is shaped by the convergence of several industries, as technology companies expand into financial services, financial institutions invest heavily in AI capabilities, and new entrants leverage open-source AI models and cloud infrastructure to bring products to market at relatively low cost.

Large technology companies, including Microsoft, Google, Amazon, and Apple, represent significant participants in the AI ecosystem that underpins the financial services industry. These companies collectively invested over $400 billion in AI-related capital expenditures in 2025, with projections exceeding $560 billion in 2026, primarily directed toward data center infrastructure, cloud computing capacity, and foundational AI model development. Their cloud platforms, including Amazon Web Services, Microsoft Azure, and Google Cloud, provide the infrastructure on which a substantial portion of AI-powered financial applications are built. Microsoft and Google have also introduced enterprise AI products, such as Microsoft 365 Copilot and Google’s Gemini integrations, that are being adopted across financial services firms. The resources, distribution capabilities, and existing enterprise relationships of these companies position them to compete directly or indirectly in the AI-powered financial services market.

Established financial institutions and wealth management firms have accelerated their adoption of AI technologies. By 2025, over 85% of financial institutions had implemented some form of AI-powered capability, according to industry surveys. Major firms including Vanguard, Charles Schwab, Fidelity, LPL Financial, Raymond James, Ameriprise, and others have deployed or are actively developing AI tools for portfolio management, client engagement, compliance, and financial planning. Vanguard’s robo-advisory platform manages approximately $47 billion in assets under management, followed by Schwab Intelligent Portfolios at approximately $10.2 billion. These firms benefit from large existing customer bases, established regulatory relationships, and significant capital to invest in AI development and integration.

Specialized fintech and wealthtech companies represent another significant category of industry participants. Companies such as Betterment, Wealthfront, Wealthsimple, Empower, SoFi Technologies, Altruist, and Pontera have built platforms that apply AI and automation to investment management, financial planning, and advisor workflow optimization. Betterment manages approximately $7.4 billion in assets, and Wealthfront approximately $5.0 billion. Several of these companies have expanded beyond their original product offerings: SoFi, for example, now serves over 10.9 million members across lending, saving, investing, and insurance products. Wealthfront announced a strategic collaboration with Nasdaq Private Market in January 2025 to provide wealth management products to private company shareholders following liquidity events. These companies generally compete on the basis of user experience, cost, and the breadth of their automated capabilities.

Enterprise financial software providers, including Intuit, represent another category of participants embedding AI into existing products that serve large installed bases of consumers and financial professionals. Intuit has integrated generative AI capabilities across its TurboTax, QuickBooks, and Credit Karma platforms, leveraging its access to extensive financial data and its relationships with tens of millions of users. Companies in this category benefit from deep domain expertise, proprietary data assets, and the ability to distribute AI-powered features through products that consumers and businesses already use.

Early-stage AI-native fintech companies represent a growing segment of the market. These companies are building products from the ground up using large language models, autonomous agents, and other advanced AI capabilities to deliver automated financial planning, portfolio analytics, tax optimization, and personalized financial guidance. The availability of open-source AI models, including Meta’s Llama, Mistral AI’s models, Alibaba’s Qwen, and Google’s Gemma, has lowered the barriers to entry for these companies, enabling them to deploy sophisticated AI capabilities without the cost of training proprietary foundational models. CB Insights identified over 100 fintech startups as among the most promising in 2025, many of which are leveraging AI as a core differentiator. The emergence of agentic AI, with 82% of midsize companies and 95% of private equity firms either implementing or planning to implement agentic AI capabilities in 2026, is expected to further expand the range and sophistication of AI-native financial products.

The convergence of these participant categories has created a competitive environment characterized by rapid innovation, significant capital investment, and increasing overlap between technology, financial services, and data analytics. The Company’s ability to establish and maintain a competitive position within this landscape will depend on its capacity to deliver differentiated products, attract and retain users, and adapt to the pace of technological and regulatory change.

Bitcoin Treasury

Introduced in 2008 and launched in 2009, Bitcoin is a decentralized digital currency operating on a peer-to-peer network and is built on free and open-source technology, which is designed to facilitate secure and transparent transactions. This network hosts a public transaction ledger, known as the Bitcoin blockchain, on which all validated transactions that have ever taken place on the Bitcoin network are recorded. One or more “private keys” are stored in individual “wallet” functions, which are used to sign transactions and control the transfer of Bitcoin. The Bitcoin blockchain is maintained by a decentralized network of participants (i.e., miners, nodes, and developers), none of whom has unilateral control. As a result, the Bitcoin network can be updated without any single entity owning or operating the network.

The global Bitcoin market has grown substantially over the past five years, with its total market capitalization nearing $1.4 trillion as of February 12, 2026. This expansion underscores Bitcoin’s emergence as a globally recognized store of value and a foundational asset within the digital asset ecosystem.

Bitcoin’s price rose from approximately over $9,000 in July 2020 to over $120,000 by July 2025, reflecting long-term adoption and increasing institutional participation. After a decline during the coronavirus disease of 2019 (“COVID-19”) in early 2020, Bitcoin rebounded strongly and ended that year near $29,000. In 2021, it surged past $60,000 before briefly correcting below $30,000 mid-year.

Through 2022 and 2023, Bitcoin remained at prices significantly below its all-time high. Momentum returned in 2024, driven by exchange-traded fund (“ETF”) inflows and institutional accumulation, pushing prices to over $60,000. In 2025, Bitcoin reached new all-time highs over $120,000, bolstered by favorable regulatory developments and renewed investor confidence.

Bitcoin’s five-year trajectory highlights the asset’s resilience, sustained growth, institutional validation, and increasing relevance as a long-term investment asset.

While Bitcoin is often described as a potential store of value, it has historically exhibited strong volatility. The price of Bitcoin has fluctuated dramatically over short periods of time, and it is not uncommon for Bitcoin to experience double-digit percentage changes within a single day. For example, Bitcoin traded at approximately $16,000 in January 2023 and has since increased to an average of $78,000 as of February 12, 2026, reflecting significant appreciation during this period. At the same time, Bitcoin has also experienced material drawdowns, including a decline of about 77% from November 2021 to November 2022. This volatility is influenced by factors including speculative trading, limited liquidity, concentration of ownership, evolving regulation, technological developments, and shifts in market sentiment. See the risk factors entitled “Our principal asset is Bitcoin. The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin strategy” and “Bitcoin is a highly volatile asset, and our operating results and market price may significantly fluctuate, including due to the highly volatile nature of the price of Bitcoin and erratic market movements.”

The Bitcoin industry is dynamic and rapidly evolving, offering substantial opportunities alongside significant risks. We will continue to monitor technological, regulatory, and market developments to navigate this complex landscape effectively.

Creation of New Bitcoin and Limits on Supply

The Bitcoin protocol limits the total number of Bitcoins that can be generated over time to 21 million. As of February 12, 2026, approximately 20 million Bitcoin have been generated, further highlighting the asset’s scarcity and long-term value proposition. Based on current estimates, we expect that the 21 millionth Bitcoin will be mined around the year 2140. New Bitcoin are created and allocated by the Bitcoin protocol through a “mining” process that rewards users that validate transactions in the Bitcoin blockchain. Validated transactions are added in “blocks” approximately every 10 minutes. The mining process serves to validate transactions and secure the Bitcoin network. Mining is a competitive and costly operation that requires a large amount of computational power to perform repeated hash functions in search of a valid solution under Bitcoin’s “proof-of-work” protocol.

To incentivize miners to incur the costs of mining Bitcoin, the Bitcoin protocol rewards miners that successfully validate a block of transactions with newly generated Bitcoin. The current reward for miners that successfully validate a block of transactions is 3.125 Bitcoin per mined block. The mining reward is reduced by half, which is referred to as a Bitcoin halving, after every 210,000 blocks are mined. This halving has historically occurred approximately every four years. The most recent Bitcoin halving occurred in 2024, and the next Bitcoin halving is expected to occur sometime in 2028, although the exact date is uncertain and depends on block times.

Modifications to the Bitcoin Protocol

The Bitcoin network operates as a decentralized, open-source network that has no central authority, so no one person can unilaterally make changes to the software that runs the network. Bitcoin Core, a widely used Bitcoin software implementation, is maintained by a community of open-source contributors that propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, Bitcoin network is a peer-to-peer network in which individual network participants, called nodes, decide whether to upgrade the software and accept the new changes. As a practical matter, a proposed change becomes part of the Bitcoin protocol only if a majority of network participants, including miners and nodes, choose to adopt and enforce it through the software they run on the Bitcoin network. For some changes, such as soft forks, activation may involve miners signaling support with their hash power, but enforcement of the rules is determined by node operators. If a certain percentage of the nodes reject the changes, particularly in the case of a hard fork, a chain split can occur, resulting in separate versions of the blockchain based on the software each participant chooses to run. A soft fork is a backward-compatible change to the Bitcoin protocol that tightens or adds new consensus rules. Nodes that have not been upgraded will still accept blocks as valid if those blocks comply with both old and new rules. However, non-upgraded nodes may be unaware of the new restrictions and cannot enforce them. A hard fork, by contrast, is a non-backward-compatible change that alters consensus rules such that nodes running older versions cannot validate blocks created under the new rules. If consensus is not reached, hard forks can result in a split into two separate blockchains.

Forms of Attack Against the Bitcoin Network and Wallets

Blockchain technology has certain built-in security features that make it difficult for hackers and other malicious actors to alter confirmed transaction records or tamper with the blockchain’s historical ledger. However, as with any computer network, the Bitcoin network may still be subject to certain attacks. Some forms of attack include direct attacks, like “denial-of-service attacks” or “51% attacks” on the Bitcoin network, as well as individual-level security breaches, such as unauthorized access to digital wallets.

Bitcoin is controllable only by the possessor of the private key(s) associated with the public address to which the Bitcoin is assigned. Private keys are typically generated and stored by individual users or custodians and may be secured in hardware wallets, software wallets, or custodial storage solutions. One form of obtaining unauthorized access to a wallet occurs following a “phishing attack” where the attacker deceives the victim and manipulates them into sharing their private keys or other sensitive information. Loss of private keys generally results in permanent loss of access to the associated Bitcoin.

A “denial-of-service attack” occurs when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious actor flooding the network with traffic until the network is unable to respond or crashes. The Bitcoin network has been, and can be in the future, subject to denial-of-service attacks, which can increase transaction fees or delay transaction confirmations, but typically do not result in delays in block creation. A “51% attack” may occur when a group of miners attain more than 50% of the Bitcoin network’s mining power, enabling them to temporarily reorganize the blockchain, censor transactions, or perform double-spend attacks. However, such an attack does not permit altering Bitcoin’s fundamental protocol rules or total supply. As of the date of this Annual Report, we are not aware of any successful “51% attack” on the Bitcoin network. We believe, due to Bitcoin’s globally distributed hash rate, the prohibitively high cost of mounting such an attack, and the existence of community and network-level responses that serve as additional deterrents even if an attack was attempted. See “Risk Factors - Risks Related to Our Bitcoin Strategy and Holdings” for more information on the related risks.

Bitcoin Industry Participants

The primary Bitcoin industry participants are miners, node operators, investors and traders, digital asset exchanges and service providers, including custodians, brokers, payment processors, wallet providers and financial institutions. Developers and infrastructure providers (e.g., Lightning Network operators) also play a key role in Bitcoin’s ecosystem, though they may not be primary participants in trading or mining.

Miners. Miners range from Bitcoin enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine Bitcoin blocks. See “- Creation of New Bitcoin and Limits on Supply” above.

Node operators. Node operators validate transactions and blocks according to the consensus rules coded in their software along with propagating transaction information throughout the peer-to-peer network. These operators can range from individuals to large-scale commercial operators.

Investors and Traders. Bitcoin investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell Bitcoin or Bitcoin-based derivatives. On January 10, 2024, the SEC issued an order approving several applications for the listing and trading of shares of spot Bitcoin exchange-traded products (“ETPs”) on U.S. national securities exchanges. While the SEC had previously approved ETFs where the underlying assets were Bitcoin futures contracts, this order represented the first time the SEC approved the listing and trading of ETPs that acquire, hold and sell Bitcoin directly. ETPs can be bought and sold on a stock exchange like traditional stocks, and provide investors with another means of gaining economic exposure to Bitcoin through traditional brokerage accounts. We anticipate that the approval of spot Bitcoin ETPs will improve market liquidity and broaden investor access to the Bitcoin ecosystem, which we expect to lead to greater adoption of Bitcoin and long term price stability.

Digital Asset Exchanges. Digital asset exchanges provide trading venues for purchases and sales of Bitcoin in exchange for fiat or other digital assets. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on Bitcoin trading platforms, which are typically regulated as money service businesses and not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for Bitcoin also exist. The value of Bitcoin within the market is determined, in part, by the supply of and demand for Bitcoin in the global Bitcoin market, market expectations for the adoption of Bitcoin as a store of value, the number of merchants that accept Bitcoin as a form of payment, the volume of peer-to-peer transactions, macroeconomic conditions, and regulatory developments, among other factors.

Service providers. Service providers offer a multitude of services to other participants in the Bitcoin industry, including custodial and trade execution services, commercial and retail payment processing, loans secured by Bitcoin collateral, and financial advisory services. If adoption of the Bitcoin network continues to materially increase, we anticipate that service providers may expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin network.

Other Digital Assets

As of the date of this Annual Report, Bitcoin was the largest digital asset by market capitalization. However, numerous alternative digital assets exist, which are often referred to as “altcoins,” and many entities, including consortia and financial institutions, are actively researching and investing resources in blockchain platforms and digital assets that utilize consensus mechanisms other than proof-of-work mining, which is employed by the Bitcoin network. For example, in late 2022 the Ethereum network completed “The Merge,” transitioning from proof-of-work (“PoW”) to a PoS mechanism. Under PoW, miners expend computing power and energy to solve cryptographic puzzles. The first to solve a valid block earns the right to add it to the blockchain and receive newly minted tokens and transaction fees as a reward. By contrast, under PoS, validators pseudo-randomly are selected to propose and attest to blocks based on the amount of network tokens they have locked (or “staked”) as collateral. If validators act dishonestly or violate protocol rules, their “staked” tokens may be subject to “slashing,” resulting in partial or complete forfeiture. Because PoS does not require energy-intensive mining competition, it generally operates with materially lower energy consumption than PoW. Some alternative digital assets, such as stablecoins, are designed to maintain a constant price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly, particularly as a medium of exchange and store of value, particularly on digital asset trading platforms where they are often used as trading pairs or to facilitate transactions without converting to fiat currency. Additionally, central banks in some countries have started to introduce digital forms of legal tender known as central bank digital currencies (“CBDCs”), which are digital forms of legal tender issued and controlled by sovereign authorities.

Competition

AI

We expect to face significant competition in the market for AI-powered financial products and services. The financial technology sector has experienced substantial growth in AI-driven offerings, and we compete with a range of established and emerging participants, including large financial institutions and banks deploying proprietary AI tools across their existing customer bases, established personal finance platforms such as Mint, Empower, and Quicken that are integrating AI-driven features into their product suites, enterprise financial software providers including Intuit and Fidelity that are embedding AI capabilities into existing wealth management and financial planning products, and early-stage AI-native fintech companies focused on automated financial planning and portfolio analytics. Many of our competitors have significantly greater financial, technical, and marketing resources, larger user bases, longer operating histories, and more established relationships with financial institutions, data providers, and regulators. Our ability to compete will depend on, among other things, the functionality, reliability, and cost-effectiveness of its platform, its ability to attract and retain users, the pace and quality of its product development, and its capacity to navigate an evolving regulatory environment. There can be no assurance that the Company will compete successfully against current or future competitors, and competitive pressures could materially and adversely affect the Company’s business, financial condition, and results of operations. See “Part I -- Item 1A.-- Risk Factors” elsewhere in this Annual Report for additional discussion of competitive risks.

Bitcoin Treasury

Our Bitcoin strategy generally involves, from time to time, subject to market conditions, (i) issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin and (ii) acquiring Bitcoin with our liquid assets that exceed working capital requirements. When we engage in such capital raising transactions, we compete for capital with, among others, the Bitcoin network, ETPs, Bitcoin miners, digital assets exchanges, other digital assets service providers, other private and, increasingly, publicly traded companies that hold Bitcoin or other digital assets as treasury reserve assets, private funds that invest in Bitcoin and other digital assets, and similar vehicles. An increase in the competition for sources of capital could adversely affect the availability and cost of financing for our Bitcoin purchases, and thereby could adversely affect the market price of our listed securities.

Bitcoin ETFs are designed solely to track the price of Bitcoin and provide passive exposure through a regulated fund structure. In contrast, ProCap will directly acquire and hold Bitcoin as its primary treasury reserve asset. The Treasury Reserve Policy will prioritize the accumulation of Bitcoin using excess cash assets and proceeds from capital raising transactions, with a long-term view toward holding and growing its Bitcoin reserves. This direct ownership model ensures that shareholders have transparent, verifiable exposure to Bitcoin’s price appreciation, while also allowing ProCap to leverage its Bitcoin holdings for strategic and operational purposes.

ProCap’s differentiated model - combining direct Bitcoin holdings, marketing services, cash-flowing media products, and public market access - offers investors a multifaceted exposure to the Bitcoin ecosystem that is not available through traditional investment vehicles. We believe that our disciplined capital allocation, robust governance, and thought leadership position us to become a leading choice for investors seeking exposure to Bitcoin and the broader digital asset economy.

Our Competitive Strengths

Large, Engaged, and Cross-Platform Audience. ProCap’s Chief Executive Officer, Anthony Pompliano, has cultivated a substantial and engaged global audience through his daily newsletter (The Pomp Letter), podcast (The Pomp Podcast), and social media platforms, including X (formerly Twitter), YouTube, Instagram, Facebook, and LinkedIn. As of the date of this Annual Report, Mr. Pompliano’s cumulative following across these platforms exceeds 2.5 million, reflecting high levels of user engagement and trust. This broad reach allows for effective dissemination of digital asset content and timely updates on Bitcoin and macroeconomic trends.

Recognized Authority in the Bitcoin and Cryptocurrency-Related Financial Markets Space. Mr. Pompliano has become a leading voice in the cryptocurrency and related financial markets community through years of public advocacy, consistent content production, and appearances on major financial media outlets, including CNBC, Bloomberg, and Fox Business. Mr. Pompliano is widely regarded as a well-known educator and early adopter of Bitcoin, often sought for his views by institutional investors and retail audiences alike.

Proven Content and Distribution Strategy. Through daily content including interviews with prominent investors, policymakers, technologists, and entrepreneurs, Mr. Pompliano consistently provides high-value insights tailored for both novice and experienced investors. Mr. Pompliano’s ability to communicate complex financial and technological concepts in accessible formats has led to strong audience retention and subscriber growth across multiple platforms.

Integrated Media Products. The integration of media operations with ProCap’s financial services platform creates a powerful feedback loop - educational content and market commentary attract new participants to the Bitcoin ecosystem, while ProCap’s financial products and services benefit from increased awareness and credibility. By producing accessible, high-quality educational content, ProCap demystifies Bitcoin for both institutional and retail audiences, fostering greater understanding and adoption of Bitcoin as an asset class.

Strategic Relationships and Industry Influence. Mr. Pompliano maintains strong relationships with certain leaders in venture capital, blockchain infrastructure, and financial media. These relationships offer strategic value in the form of deal flow, brand partnerships, and access to early-stage innovations in the digital asset sector, which may be leveraged for business development and market positioning.

Strong Brand Recognition and Monetization History. The “Pomp” brand is widely recognized in the Bitcoin and fintech community. Mr. Pompliano has demonstrated monetization across multiple channels, including premium subscriptions, advertising, live events, educational courses, and media licensing. Mr. Pompliano’s track record reinforces his value as both a content creator and business operator.

Institutional and Entrepreneurial Experience. In addition to his public persona, Mr. Pompliano has experience as a venture capitalist and entrepreneur, having co-founded Morgan Creek Digital and invested in over 300 private companies. Mr. Pompliano’s background in both institutional finance and startup ecosystems provides him with a unique perspective on market dynamics, innovation, and capital allocation within the digital economy.

Government Regulation

AI

The regulatory landscape governing the use of AI-powered products in financial services is evolving rapidly and remains subject to significant uncertainty. There is currently no single, comprehensive federal statute in the United States that specifically governs the development, deployment, or use of AI technologies. Instead, AI is subject to a patchwork of existing federal and state laws, agency guidance, and emerging regulatory frameworks that may apply to AI-based products and services depending on their design, functionality, and use cases.

Federal Regulatory Activity

At the federal level, multiple agencies have asserted or expressed interest in regulatory oversight of AI. The U.S. Securities and Exchange Commission (the “SEC”) and Financial Industry Regulatory Authority (“FINRA”), have expressed increasing focus on the use of AI and predictive analytics by financial services firms, including the potential for AI-driven tools to implicate existing regulatory frameworks governing investment advice, data privacy, and algorithmic transparency. We intend to monitor these developments and to design our products and compliance infrastructure to operate within applicable regulatory requirements, though there can be no assurance that future regulatory actions will not impose material constraints on our AI products and strategy.

The Federal Trade Commission (the “FTC”) has indicated that it will use its existing authority under Section 5 of the FTC Act to address unfair or deceptive practices involving AI, including AI-generated content, algorithmic decision-making that results in discrimination, and inadequate data security practices. In April 2023, the FTC, U.S. Department of Justice, U.S. Equal Employment Opportunity Commission, and Consumer Financial Protection Bureau (“CFPB”) issued a joint statement warning of the potential for AI to contribute to discriminatory outcomes and pledging coordinated enforcement efforts. The CFPB has separately issued guidance on the applicability of the Equal Credit Opportunity Act (“ECOA”) to AI and machine learning underwriting models, emphasizing requirements for adverse action notices when automated systems are used in credit decisions. These agencies have broad enforcement authority under existing consumer protection, fair lending, and anti-discrimination laws that may be applied to AI technologies in ways that are difficult to predict.

State-Level AI Regulation

States have also begun to enact AI-specific legislation. The Colorado Artificial Intelligence Act (the “CAIA”), the first comprehensive state AI regulation in the United States, goes into effect in June 2026 and applies to “high-risk AI systems” used to make consequential decisions affecting consumers in areas including employment, education, financial services, healthcare, housing, insurance, and legal services. Among other things, CAIA imposes a duty of reasonable care on developers and deployers of high-risk AI systems to avoid “algorithmic discrimination,” and establishes requirements for risk assessments, impact evaluations, disclosure to consumers, governance frameworks, and documentation. Other states, including California, Texas, and New York, are considering or have enacted legislation addressing various aspects of AI, including requirements for disclosure when AI is used in certain contexts, restrictions on the use of AI in hiring and employment decisions, and obligations related to AI-generated content. We monitor developments in state AI legislation and will work to ensure compliance with applicable requirements, though the patchwork of state laws creates compliance complexity and may impose conflicting obligations across jurisdictions.

International Regulation

International regulatory developments may also affect our business. The European Union’s Artificial Intelligence Act (the “EU AI Act”), which entered into force in August 2024 and is being implemented in phases through 2027, establishes a comprehensive risk-based regulatory framework for AI systems. The EU AI Act imposes significant compliance obligations on providers and deployers of AI systems, including requirements for conformity assessments, technical documentation, transparency, human oversight, data governance, and cybersecurity for certain categories of high-risk AI systems, as well as outright prohibitions on certain AI practices deemed to pose unacceptable risks. The EU AI Act could impose substantial compliance costs and operational constraints with our international operations. Other jurisdictions, including the United Kingdom, Canada, China, and Brazil, are also developing or have implemented AI-specific regulations that may affect the global competitive landscape and our ability to operate in certain markets.

Data Privacy and AI

Our AI-powered products and services are also subject to data privacy and protection laws, which impose requirements on the collection, use, storage, and sharing of personal data used to train or operate AI systems. In the United States, these laws include the California Consumer Privacy Act (as amended by the California Privacy Rights Act), Virginia Consumer Data Protection Act, Colorado Privacy Act, and various other state privacy laws, as well as sector-specific federal regulations such as the Gramm-Leach-Bliley Act applicable to financial institutions. Several of these laws include provisions specifically addressing automated decision-making, profiling, and the use of personal data in AI systems, and grant consumers rights to opt out of certain automated processing or to obtain information about the logic involved in automated decisions. We have implemented data privacy and security policies and procedures designed to comply with applicable requirements, but the interaction between evolving AI-specific regulations and general privacy frameworks creates compliance complexity and potential litigation exposure.

Pending Federal Legislation

There is also significant proposed legislation at the federal level addressing AI governance and oversight. Various bills have been introduced in Congress that would establish requirements for algorithmic accountability, transparency, and impact assessments; regulate the use of AI in specific sectors or applications; address AI-generated content and deepfakes; and establish federal AI research and development priorities. The scope, timing, and likelihood of passage of any such legislation is uncertain, and we cannot predict whether or how federal AI legislation may affect our business. We intend to monitor legislative developments and to design our products and compliance infrastructure to operate within applicable legal and regulatory requirements, though there can be no assurance that future legislative or regulatory actions will not impose material constraints on our AI products and strategy.

For additional discussion of risks relating to the regulatory environment for our AI products and strategy, see “Part I - Item 1A. - Risk Factors - Risks Related to Our Business and AI” in this Annual Report.

Bitcoin Treasury

The laws and regulations applicable to Bitcoin and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have adopted regulatory frameworks permitting their use and trade with varying degrees of restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”) and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, as well as other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of Bitcoin, the markets for Bitcoin in general, and ProCap’s activities in particular, ProCap’s business and Bitcoin strategy, including the “treasury” approach, may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our Bitcoin strategies. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory have expressed concern regarding the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Some state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states. For risks associated with the regulations to which we may be subject to, please see “Risk Factors - Risks Related to our Business and Bitcoin Treasury Strategy” of this Annual Report.

The CFTC takes the position that some digital assets, including Bitcoin, fall within the definition of a “commodity” under the CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not currently regulate cash or spot market transactions involving digital assets (such as the Bitcoin treasury strategy) or exchanges that facilitate such transactions, provided that such transactions do not utilize margin, leverage, or financing. Rather, the CFTC’s regulations and enforcement authority generally apply to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade. Several proposed pieces of U.S. federal legislation may significantly expand or clarify the jurisdiction of the CFTC or other regulatory agencies over cryptocurrency-related companies, including Bitcoin treasury companies.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not currently consider Bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets. Future regulatory developments with respect to Bitcoin from the CFTC, SEC, or any other federal or state regulator, are difficult to predict. In addition, since Bitcoin network transactions are pseudonymous, they may be susceptible to misuse for criminal activities, such as money laundering. Such transactions are recorded on a public ledger, allowing for forensic analysis that can link transactions to individuals or entities under certain circumstances. Nevertheless, this misuse, or the perception of such misuse, could lead to greater regulatory oversight of Bitcoin and Bitcoin platforms, and there is the possibility that law enforcement agencies may seize or shut down digital asset exchanges or service providers, which could prevent users from accessing custodial-held assets. Users who self-custody Bitcoin in private wallets remain outside the direct reach of such actions. For example, the U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals. Additionally, in January 2025, the Consumer Financial Protection Bureau announced that it is seeking public input on privacy protections and surveillance in digital payments, particularly those offered through large technology platforms.

As noted above, activities involving Bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, President Trump issued an executive order titled, “Strengthening American Leadership in Digital Financial Technology.” While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in cryptocurrency regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of CBDCs. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

Legislation is currently pending in the U.S. Congress which, if passed and signed into law, could significantly affect the digital currency and digital asset markets. One such piece of legislation is the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), which would clarify which digital currencies and digital assets are commodities, as opposed to securities. Additionally, the CLARITY Act would subject certain spot-market digital commodities to a comprehensive regulatory regime for the first time. For example, the legislation would require several different types of entities to register with the CFTC and/or SEC and comply with various regulatory requirements that would be promulgated by the CFTC and SEC. Further, the legislation would require issuers of new and “non-mature” digital commodities to make a mandatory filing with the SEC containing information regarding the issuer, planned use of proceeds, economics, governance and development roadmap. The details of the legislation are likely to change from its current form as it is reviewed and revised by the U.S. House of Representatives and the Senate, and it is unknown at this time whether it will be approved.

Intellectual Property

As of the date of this filing, ProCap maintains and uses trade names, registered and unregistered trademarks, domain names, and logos, which it considers material to its brand identity. ProCap may pursue registration of certain marks or content in various jurisdictions as appropriate.

Human Capital

As of the date of this Annual Report, ProCap employs five individuals, all of whom are on the executive team and located in the United States. None of ProCap’s employees are represented by a labor union or covered by a collective bargaining agreement. ProCap may, from time to time, engage third-party contractors and consultants to support our operations. ProCap and its board of directors or executive officers may authorize the hiring of additional employees as operational needs expand.

About Us

Our Company was incorporated in Delaware on June 17, 2025. On December 5, 2025 (the “Closing Date”), we consummated the Business Combination Agreement. At the closing of the Business Combination Agreement (the “Closing”), the Company consummated the Business Combination, including the Mergers.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (i) at least one business day prior to the Closing, CCCM de-registered from the Register of Companies in the Cayman Islands by way of continuation and re-registered in the State of Delaware to become a Delaware corporation (the “Domestication”), and (ii) upon the Closing, (x) the parties effected the SPAC Merger, and in connection therewith, each outstanding share of common stock of CCCM immediately prior to the effective time of the SPAC Merger was automatically cancelled in exchange for the right to receive shares of common stock, par value $0.001 per share, of the Company (“Common Stock”), and each holder of a warrant of CCCM (“Warrant”) received a warrant to purchase one share of Common Stock (each, a “Warrant”), and (y) the parties effected the Company Merger, and in connection therewith, the members of Legacy ProCap received, in exchange for their membership interests in Legacy ProCap, shares of Common Stock.

As a result of the Business Combination, Legacy ProCap transferred all of its Bitcoin treasury assets to the Company and CCCM and Legacy ProCap became wholly-owned subsidiaries of the Company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the Business Combination Agreement. The rights of holders of our Common Stock and Warrants are governed by our Amended and Restated certificate of incorporation (our “Charter”), our amended and restated bylaws (the “Bylaws”), and the Delaware General Corporation Law (the “DGCL”).

On December 8, 2025, our Common Stock and Warrants began trading under the ticker symbol “BRR” and “BRRWW,” respectively, on Nasdaq.

Available Information

Our website address is https://www.procapfinancial.com/. We make available, free of charge through the Investor Relations portion of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report.

Periodic Reporting and Financial Information

We have registered the initial sale of our Common Stock and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We are required to evaluate and report on our internal control procedures over financial reporting as required by the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”).

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some stockholders find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before making an investment in our Common Stock or Warrants. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Common Stock and Warrants could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Throughout this section, unless otherwise indicated or the context otherwise requires, references to “ProCap,” “we,” “us,” “our” and other similar terms refer to the Company and its subsidiaries, prior to and/or after giving effect to the Business Combination, as the context may require.

Risks Related to Our Business and AI

Prior to 2026, our primary business focus was on advertising and media operations, along with our Bitcoin treasury strategy. Recently we announced that our corporate strategy is going to focus on AI operations, and de-emphasizing our advertising and media operations, while maintaining our Bitcoin treasury strategy. This expansion to AI operations involves several risks.

●	Abandonment of Established Revenue Streams: By expanding to AI, while de-emphasizing our advertising and media operations, we are moving away from industry-specific revenue streams that provided a degree of predictability. Our future financial performance will now primarily depend on our ability to develop, commercialize, and scale AI products and services, the availability and cost of compute and data, customer adoption, and evolving regulations, which are factors that are rapidly changing and are in many cases outside of our control.

●	Legacy Liabilities: Despite our expansion to AI operations, we remain subject to potential “tail” liabilities related to our former advertising and media operations, including alleged intellectual property infringement, defamation or right-of-publicity claims, privacy and consumer protection investigations or actions, advertising standards and disclosure issues, contractual disputes, and employment-related matters. The costs associated with defending or settling these legacy claims could diminish the cash reserves we intend to allocate toward our AI operations strategy.

●	Investor Base Misalignment: Investors who purchased our stock for exposure to the advertising and media sector may sell their shares as a result of our AI strategy leading to increased downward pressure on our stock price and heightened volatility during the expansion period.

●	Execution Risk: We may be unable to successfully develop, commercialize or scale our AI products and services, which could impair or delay our AI strategy.

If we are unable to successfully manage this expansion, our financial condition and the market price of our Common Stock could decline significantly.

As the regulatory framework for AI and machine learning technology evolves, our business, financial condition and results of AI operations may be adversely affected.

As discussed above, it is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our marketplace and the way we use AI and machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

Utilization of AI agents by our users, employees and competitors or our failure to incorporate AI technologies into our operations could adversely affect our business, reputation, or financial results.

AI agents have developed significantly in recent years and continue to advance. We believe our technology has the potential to impact the finance industry automating simple, repeatable tasks, and even streamlining some more sophisticated workflows. Certain of our users and competitors have begun experimenting with this technology. As this technology develops, demand for certain offerings could not materialize or decrease, which could have a negative impact on our ability to generate revenue in the future.

Additionally, although we have been using AI agents and believe the future of this technology is one of augmentation in addition to automation, there can be no assurance that we will successfully develop and employ AI-powered initiatives for users. A failure to realize our investments in AI may adversely impact our user engagement and have a material adverse impact on our business. Moreover, given that AI has advanced quicker than regulatory activity, other risks related to the use of AI include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative user perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. Further, we face significant competition from other companies that are developing their own AI-powered products and technologies. Those other companies may develop AI-powered products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy.

The AI models on which our business depends may produce inaccurate, biased, or harmful outputs, exposing us to reputational harm, regulatory action, and litigation.

Our AI-powered products and services rely on large language models, generative AI systems, and other machine learning technologies that are probabilistic in nature and may generate outputs that are factually incorrect, misleading, offensive, or otherwise harmful. These outputs, sometimes referred to as “hallucinations,” are an inherent limitation of current AI architectures, and we cannot guarantee that our mitigation efforts will be sufficient to prevent all such occurrences. If our AI systems produce inaccurate outputs that are relied upon by customers in high-stakes contexts such as healthcare, legal, financial, or safety-critical applications, it could lead us or our users to make decisions that could bias certain individuals or classes of individuals, and we could face significant liability exposure, regulatory enforcement actions, loss of customer trust, and material damage to our brand and reputation. The probabilistic nature of these systems means that similar inputs may produce vastly different outputs at different times, making comprehensive quality assurance and testing inherently difficult. There is no guarantee that improvements to our models will eliminate these risks, and as our products are deployed in increasingly consequential domains, the potential severity of harm from erroneous outputs increases accordingly.

Rapid technological change in the AI industry may render our products, services, or underlying technology obsolete or uncompetitive.

The AI industry is characterized by rapid and disruptive technological change, evolving industry standards, frequent new product introductions, and short product life cycles. Our competitive position depends on our ability to anticipate and adapt to these changes, develop and introduce new and enhanced products on a timely basis, and maintain the performance and cost-efficiency of our AI systems relative to competitors. Breakthroughs in AI architectures, training methodologies, inference optimization, or entirely new computational paradigms could fundamentally alter the competitive landscape in ways that are difficult to predict. Competitors or new market entrants may develop technologies that are superior to or more cost-effective than ours, or that render our current approach technically obsolete. The transition from one generation of AI technology to the next may require substantial capital investment with no assurance of adequate returns. If we fail to keep pace with technological advances or misallocate resources toward technologies that do not gain market acceptance, our business, financial condition, and results of operations could be materially and adversely affected.

We face significant risks related to the availability, cost, and performance of the computational infrastructure required to train and deploy AI models.

Training and operating large-scale AI models requires access to substantial and specialized computational resources, including high-performance Graphics Processing Units, custom accelerators, and large-scale data center capacity. The global supply of these resources is constrained, and we depend on a limited number of suppliers, most notably NVIDIA Corporation, for critical hardware components. Any disruption to the supply chain for AI-specialized chips, whether due to geopolitical tensions, export controls, manufacturing constraints, natural disasters, or supplier-specific issues, could materially impair our ability to train new models, scale our services, or meet customer demand. The cost of compute has risen substantially and may continue to increase as competition for scarce resources intensifies. We also rely on cloud infrastructure providers, including Amazon Web Services, Microsoft Azure, and Google Cloud Platform, for a significant portion of our computing needs, and any disruption to these services, adverse changes to their pricing or terms, or their decision to prioritize their own competing AI offerings could adversely affect our operations. The capital expenditure required to build or secure proprietary compute infrastructure is substantial, and there can be no assurance that our investments in such infrastructure will yield adequate returns.

Our AI systems depend on access to large quantities of high-quality training data, and restrictions on data availability could materially harm our competitive position.

The performance of our AI models is fundamentally dependent on the quantity, quality, and diversity of the data used by us and/or our third-party service providers to train them. We face increasing legal, regulatory, and contractual restrictions on the data available for AI training purposes. Copyright holders, content publishers, and data providers have increasingly asserted that the use of their content for AI training constitutes infringement, and several jurisdictions are considering or have enacted legislation that may restrict or impose conditions on the use of certain data for model training. Ongoing litigation regarding the applicability of fair use and similar doctrines to AI training data remains unresolved and could result in outcomes that materially restrict the data available to us. Website operators and content platforms have increasingly implemented technical measures to prevent AI companies from accessing their content. If we are unable to obtain sufficient high-quality training data, or if legal developments require us to obtain licenses for data we have previously used without explicit authorization, our ability to develop competitive AI models could be significantly impaired, and we could face substantial retroactive licensing costs or litigation exposure.

We may not be able to adequately protect our proprietary technology and intellectual property, and we face risks of infringement claims from third parties.

Our success depends in part on our ability to protect our proprietary AI models, training methodologies, datasets, software, and other intellectual property. We rely on a combination of trade secret, copyright, patent, and trademark law, as well as contractual restrictions, to protect our intellectual property rights. However, the legal protections available for AI-related innovations, including the patentability of AI-generated inventions and the copyrightability of AI model outputs, remain uncertain and are evolving. Our trade secrets, including model weights, training recipes, and proprietary techniques, could be independently discovered, reverse-engineered, or misappropriated by competitors or former employees. Additionally, we face the risk that third parties, including competitors with extensive patent portfolios, will assert intellectual property claims against us. The AI industry has seen a significant increase in patent assertion activity, and we may be required to obtain licenses, modify our technology, or cease certain activities in response to infringement claims, any of which could be costly and disruptive.

The regulatory environment for AI is rapidly evolving and uncertain, and new laws and regulations could materially restrict our operations, increase our costs, or expose us to enforcement actions.

Governments worldwide are actively developing and implementing regulatory frameworks for AI, and the pace and scope of regulatory activity has accelerated significantly. The European Union’s AI Act imposes risk-based compliance obligations that may require substantial modifications to our products, development processes, and operational practices. In the United States, a patchwork of federal executive orders, agency guidance, and state-level legislation creates a complex and potentially inconsistent regulatory landscape. China, Canada, Brazil, and other jurisdictions are pursuing their own regulatory approaches. These regulations may impose requirements related to algorithmic transparency, bias testing, impact assessments, data governance, human oversight, and content labeling that are technically difficult or commercially impractical to satisfy. The cost of regulatory compliance across multiple jurisdictions is substantial and growing, and non-compliance could result in significant fines, operational restrictions, or reputational harm. We may also face regulatory actions under existing consumer protection, anti-discrimination, privacy, or sector-specific laws that are applied to AI technologies in novel or unexpected ways. The uncertainty surrounding future regulation makes it difficult for us to plan our business and could deter potential customers from adopting our products.

We are and may in the future become subject to litigation and regulatory proceedings that could result in significant liabilities and divert management attention.

We are currently, and expect in the future to be, subject to claims, lawsuits, investigations, and regulatory proceedings relating to our AI products and services. These include claims alleging copyright infringement in connection with the use of training data, product liability claims arising from AI-generated outputs, employment-related claims arising from the use of AI in hiring or workforce decisions, privacy and data protection claims, securities law claims, and antitrust inquiries. The AI industry is experiencing a wave of class action litigation, particularly regarding training data and intellectual property rights, and the outcomes of these cases could establish precedents that materially affect our business and the industry broadly. Litigation and regulatory proceedings are inherently unpredictable, can be protracted and expensive, and divert significant management time and attention. An unfavorable resolution of any material legal matter could result in monetary damages, injunctive relief, consent decrees, or changes to our business practices that could have a material adverse effect on our business, financial condition, and results of operations. Even meritorious defenses can be costly to prosecute, and the mere pendency of significant litigation could harm our reputation and business relationships.

Data privacy and protection laws impose significant compliance obligations and create litigation risk that could adversely affect our business.

We collect, process, store, and use substantial amounts of data, including personal data, in connection with the operation of our AI systems and services. We are subject to a broad and evolving array of data privacy and protection laws and regulations, including the General Data Protection Regulation in the European Union, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), and numerous other federal, state, and international privacy laws. These laws impose complex obligations regarding data collection, use, storage, transfer, and deletion, and provide individuals with various rights regarding their personal data. Several data protection authorities have initiated investigations into AI companies regarding the lawfulness of processing personal data for model training, and we could face enforcement actions, fines, or orders to cease processing that could materially disrupt our operations. The interaction between AI-specific regulations and general privacy frameworks remains uncertain and could create compliance gaps or conflicting requirements. Cross-border data transfer restrictions, including uncertainty surrounding EU-U.S. data transfer mechanisms, add further complexity to our global operations.

Export controls, trade restrictions, and national security regulations may limit our ability to operate in certain markets and access critical technologies.

Our business is subject to export controls and trade restrictions imposed by the United States and other governments that may limit our ability to deploy AI products and services in certain jurisdictions, collaborate with foreign researchers, or access critical technologies and components. The U.S. government has imposed and may further expand export controls on advanced AI chips, semiconductor manufacturing equipment, and AI model weights, particularly with respect to China and other countries of concern. These restrictions are evolving rapidly and may be expanded to cover additional technologies, end users, or jurisdictions. Compliance with export controls across multiple jurisdictions is complex and resource-intensive, and violations could result in significant civil and criminal penalties, loss of export privileges, and reputational harm. Retaliatory trade measures by foreign governments could also restrict our market access or supply chains. Additionally, emerging national security reviews of AI technologies, including reviews by the Committee on Foreign Investment in the United States, may impose restrictions on our ability to accept foreign investment, form partnerships, or serve certain customers.

We face intense competition from well-resourced technology companies and new market entrants, and we may not be able to compete effectively.

The AI industry is intensely competitive and includes participants with substantially greater financial, technical, and other resources than we possess. Major technology companies, including Microsoft, Google (Alphabet), Amazon, Apple, and Meta Platforms, have invested billions of dollars in AI research, infrastructure, and product development, and have significant advantages in terms of distribution, existing customer relationships, access to proprietary data, and the ability to integrate AI capabilities into established platforms with massive user bases. These companies can afford to offer AI products at a loss or as bundled features of existing products, potentially making it difficult for us to compete on price or distribution. In addition, the open-source AI community has made significant advances in developing freely available models that approximate the capabilities of proprietary commercial offerings, which could erode the willingness of customers to pay for our products. New market entrants, including well-funded startups and sovereign AI initiatives, continue to emerge at a rapid pace. If we are unable to differentiate our products, achieve sufficient scale, and maintain our competitive position, our revenue growth and market share could be materially and adversely affected.

We have a limited operating history, have incurred significant losses, and may never achieve or sustain profitability.

We have a limited operating history upon which investors can evaluate our business and prospects. We have incurred significant net losses in each period since our inception, and we expect to continue to incur substantial losses for the foreseeable future as we invest heavily in research and development, computational infrastructure, talent acquisition, and go-to-market activities. The AI industry requires exceptionally high levels of capital investment, particularly for model training and inference infrastructure, and there can be no assurance that these investments will generate sufficient revenue to offset their costs. Our ability to achieve profitability depends on numerous factors, including our ability to increase revenue faster than operating expenses, achieve favorable unit economics on our AI services, manage the escalating cost of compute, and retain and expand our customer base. The pricing environment for AI products and services remains highly uncertain and subject to competitive pressure, and we may be compelled to reduce prices or offer more generous terms to attract or retain customers. If we are unable to achieve profitability or generate positive cash flow, we may require additional financing on terms that may be dilutive to existing stockholders or that may not be available at all.

Customer adoption of AI technology may be slower than we expect, and market demand may not develop as anticipated.

Our financial projections and growth strategy are based in part on expectations about the rate and extent of enterprise and consumer adoption of AI technology. However, the AI market is still nascent, and prospective customers may be reluctant to adopt AI products due to concerns about accuracy, reliability, data security, privacy, regulatory compliance, workforce displacement, integration complexity, or a general lack of trust in AI-generated outputs. High-profile incidents involving AI failures, including factual errors, biased outputs, or security breaches involving AI systems, whether involving our products or those of competitors, could reduce overall market confidence and slow adoption rates. Some potential customers may adopt a wait-and-see approach, delaying purchasing decisions until the technology is more proven or regulatory frameworks are more settled. Enterprise customers may face internal resistance from employees concerned about job displacement or from stakeholders skeptical of AI’s reliability for mission-critical applications. If the AI market does not grow at the rate we anticipate, or if potential customers delay or forgo adoption, our revenue, growth rate, and business prospects could be materially and adversely affected.

Our success depends on our ability to attract and retain highly skilled AI researchers and engineers in an exceptionally competitive labor market.

Our business is fundamentally dependent on the contributions of a relatively small number of highly specialized AI researchers, machine learning engineers, and technical leaders. The global talent pool for individuals with deep expertise in AI research and development is extremely limited, and competition for these individuals is intense among technology companies, academic institutions, government agencies, and well-funded startups worldwide. We compete for talent against organizations that may offer significantly higher compensation, more substantial equity packages, greater research autonomy, or other benefits that we may be unable to match. Key employees may leave to join competitors, establish their own ventures, or pursue academic careers, and we may be unable to find suitable replacements. Our research and product development capabilities could be materially impaired by the departure of even a small number of key personnel. Additionally, immigration policies and restrictions in the jurisdictions where we operate could limit our ability to recruit and retain foreign nationals who constitute a significant portion of the available talent pool. Any inability to attract, motivate, and retain the technical talent we need could materially harm our ability to compete and achieve our strategic objectives.

The concentration of our business in a rapidly evolving and potentially volatile industry exposes us to the risk of rapid and severe downturns.

Our business is concentrated entirely in the AI industry, and we do not have significant revenue diversification across other sectors or product categories. This concentration exposes us to the full impact of any downturn, disruption, or adverse development affecting the AI market specifically. Factors that could contribute to a market downturn include a sustained failure of AI products to deliver on enterprise value propositions, a significant AI-related safety incident that triggers widespread public or regulatory backlash, the bursting of speculative investment activity in the AI sector, a broad reduction in enterprise technology spending, or a fundamental reassessment of the near-term commercial viability of generative AI. A prolonged economic downturn could cause customers to reduce or defer AI spending, which is often categorized as discretionary or experimental within enterprise budgets. If the AI industry experiences a significant downturn for any reason, our business, financial condition, and results of operations would be disproportionately affected relative to more diversified technology companies.

AI safety and alignment risks could result in catastrophic harm and expose us to existential legal and regulatory liability.

As AI systems become more capable and autonomous, the risks associated with unintended, unsafe, or misaligned AI behavior increase. Despite significant investment in AI safety research and alignment techniques, there is no guarantee that we or the industry will successfully solve the alignment problem, which refers to the challenge of ensuring that advanced AI systems reliably pursue intended objectives without causing unintended harm. A significant AI safety incident, whether involving our systems or those of a competitor, could trigger an extreme regulatory response, including mandated moratoriums on AI development, mandatory capability limitations, or operational shutdowns. Such an incident could also trigger massive liability exposure, including potentially novel theories of liability for autonomous AI behavior. Governments may impose licensing requirements, safety testing mandates, or deployment restrictions that could be extremely costly to comply with or that could prevent us from deploying our most advanced models. The dual-use nature of advanced AI technology also means that our products could be misused for purposes including disinformation, cyberattacks, biological weapons development, or other harmful applications, which could subject us to legal liability and reputational damage irrespective of our own safety practices. The societal and political discourse around AI safety is highly dynamic and uncertain, and a shift in public sentiment or policy priorities could fundamentally alter the operating environment for our industry.

The capital requirements for AI development are substantial and increasing, and we may be unable to secure adequate financing on acceptable terms.

Developing, training, and deploying state-of-the-art AI models requires enormous and growing capital investment. Training runs for frontier AI models can cost tens to hundreds of millions of dollars in compute alone, and these costs are expected to increase as models grow in scale and complexity. In addition to training costs, we must invest heavily in inference infrastructure, data acquisition, talent compensation, and research and development to remain competitive. Our future capital needs will depend on many factors, including the pace of technological change, competitive dynamics, customer growth, and the regulatory environment. We may need to raise additional capital through equity offerings, debt financing, or strategic partnerships, and there can be no assurance that such financing will be available on acceptable terms or at all. Market conditions, investor sentiment toward AI companies, and our financial performance could all adversely affect our ability to raise capital. If adequate financing is not available, we may be forced to delay or scale back our research and development efforts, reduce our infrastructure investments, or otherwise limit our growth, any of which could materially and adversely affect our competitive position and long-term prospects.

Our revenue model is evolving, and we may not be able to establish pricing structures that adequately reflect the value we deliver or the costs we incur.

The commercial models for AI products and services are still developing, and there is no established consensus on optimal pricing approaches. We have experimented with and may continue to experiment with various pricing structures, including subscription-based models, usage-based pricing, freemium offerings, and enterprise licensing arrangements. Each of these models carries risks, including the risk that usage-based pricing may produce volatile and unpredictable revenue streams, that subscription pricing may not adequately capture the value delivered to heavy users, or that competitive pressure may force us to offer pricing that does not cover our marginal cost of inference. The cost of serving AI inference requests is significant and varies substantially depending on model size, query complexity, and computational requirements. If our pricing does not adequately account for these costs, or if competitive dynamics force us to reduce prices below sustainable levels, our gross margins could deteriorate and our path to profitability could be materially delayed. Additionally, the rapid commoditization of AI capabilities, particularly through open-source alternatives, may create persistent downward pressure on pricing across the industry.

Risks Related to Our Bitcoin Treasury Strategy

Our principal asset is Bitcoin. The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin strategy.

Our Bitcoin strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $75,000 per Bitcoin and above $125,000 per Bitcoin on the Coinbase exchange (a major U.S.-based crypto exchange) in the 12 months preceding the date of this Annual Report. The trading price of Bitcoin significantly decreased during prior periods, and such declines may occur again in the future. For example, the price of Bitcoin declined by approximately 77%, from a high of about $69,000 in November 2021 to approximately $16,000 in November 2022, before increasing by more than 300% to over $65,000 in March 2024. As of February 12, 2026, the price of Bitcoin was approximately $65,000. These price swings illustrate the substantial fluctuations Bitcoin may experience over short and long time periods, and future performance may differ materially from past results.

Bitcoin is a relatively new asset class with a limited history. Bitcoin is a digital asset that was introduced in 2009 and remains in the early stages of adoption compared to traditional currencies and assets. It lacks a long track record of performance and is subject to rapidly evolving regulatory, technological, and economic conditions. Unlike fiat currencies such as the U.S. Dollar or Euro, Bitcoin is not formally recognized legal tender in most jurisdictions and is not supported by any sovereign authority or central bank. This lack of governmental backing could diminish confidence in Bitcoin’s long-term viability and increase volatility and speculative risk.

Bitcoin is reliant on relatively new computer technology. Bitcoin operates through a decentralized, peer-to-peer network of computers using open-source software to verify and record transactions on a public ledger known as the Bitcoin blockchain. The absence of a central governing authority means that Bitcoin is reliant on the continued operation and integrity of this decentralized network. Bitcoin may be subject to changes in our underlying blockchain protocol, including “hard forks,” which result in divergent versions of the blockchain and potentially new digital assets. There is no assurance that we will be able to claim, access, or benefit from such forks or other developments, and there may be legal, technical, or operational uncertainties associated with them.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns, and we can only generate cash from our Bitcoin holdings if it sells our Bitcoin or implements strategies to create income streams or otherwise generate cash by using our Bitcoin holdings. Even if we pursue any such strategies, it may be unable to create income streams or otherwise generate cash from our Bitcoin holdings, and any such strategies may subject it to additional risks.

Our Bitcoin holdings may significantly impact our financial results and the market price of our listed securities. Our Bitcoin holdings may significantly affect our financial results and if we increase our overall holdings of Bitcoin in the future, it may have an even greater impact on our financial results and the market price of our listed securities.

Our assets are concentrated in Bitcoin. The vast majority of our assets will be concentrated in our Bitcoin holdings. The concentration of our assets in Bitcoin may limit our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.

We intend to purchase Bitcoin using primarily proceeds from equity and debt financings. Our ability to achieve the objectives of our Bitcoin strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, it may not be able to successfully execute on our Bitcoin strategy.

We will likely need to purchase Bitcoin from a limited number of exchanges or dealers. Bitcoin markets rely on a limited number of exchanges and dealers for liquidity. If these counterparties suspend withdrawals, become insolvent, or experience technical outages, we may not be able to sell Bitcoin when needed, regardless of market prices.

Our Bitcoin strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold Bitcoin. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe Bitcoin, due to our fixed supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of Bitcoin has declined in recent periods during which the inflation rate increased. If Bitcoin prices were to decrease or our Bitcoin strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

We will be subject to counterparty risks, including in particular risks relating to our custodians. If one of the custodians or exchanges we use to store or transfer our Bitcoin experiences operational failure, insolvency, hacking, or fraud, we may not be able to recover our Bitcoin. Although we have implemented or intends to implement various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the Bitcoin it will own in custody accounts at U.S.-based, institutional-grade, qualified custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held Bitcoin is not subject to claims of our custodians’ creditors. Custodial arrangements for digital assets are not as well-established as those for traditional assets. Digital asset services are concentrated among a small group of custodians and liquidity providers. Failure or instability at any one of these counterparties could have outsized effects on our treasury management. Our ability to enforce claims against custodians in bankruptcy or receivership is uncertain and applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held Bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Bitcoin, or delaying or hindering our access to our Bitcoin holdings, and this may ultimately result in the loss of the value related to some or all of such Bitcoin, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Bitcoin. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of Bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Bitcoin, limit the availability to us of financing collateralized by Bitcoin, or create or expose additional counterparty risks.

Changes in the accounting treatment of our Bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. ASU 2023-08 requires us to measure our Bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our Bitcoin holdings in net income each reporting period. ASU 2023-08 requires us to provide certain interim and annual disclosures with respect to our Bitcoin holdings. Due in particular to the volatility in the price of Bitcoin, the adoption of ASU 2023-08 could have a material impact on our financial results, increase the volatility of our financial results, and affect the carrying value of our Bitcoin holdings on our balance sheet. As described in greater detail under the risk factor heading “Unrealized fair value gains on our Bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022,” ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Bitcoin is a highly volatile asset, and our operating results and market price may significantly fluctuate, including due to the highly volatile nature of the price of Bitcoin and erratic market movements.

Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin are likely to influence our financial results and the market price of our listed securities, including having the potential to amplify our market price volatility relative to the price of Bitcoin. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of Bitcoin decreased substantially (as it has in the past), including as a result of:

●	decreased user and investor confidence in Bitcoin, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of Bitcoin by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of Bitcoins associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot ETPs;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry, for example, (i) public perception that Bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the Bitcoin ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading Ltd. (“FTX Trading”) and our affiliates; and (iv) the actual or perceived environmental impact of Bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the Bitcoin mining process;

●	changes in consumer preferences and the perceived value or prospects of Bitcoin;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	since stablecoins are often used as a medium of exchange for Bitcoin purchases, a stablecoin’s substantial deviation from our intended peg or unavailability of stablecoins may cause a decrease in the price of Bitcoin or adversely affect investor confidence in digital assets generally;

●	developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact our security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of Bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect Bitcoin;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for Bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from our accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which was subsequently dismissed by the district court judge upon a joint request filed by the SEC and Binance on May 29, 2025;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, exchanges, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in prior years, and the exit of Binance from the U.S. market as part of our settlement with the Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, exchanges, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	further reductions in mining rewards of Bitcoin, including due to block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate Bitcoin transactions, or increases in the costs associated with Bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of Bitcoin mining, which could further increase the costs associated with Bitcoin mining, any of which may cause a decline in support for the Bitcoin network;

●	transaction congestion and fees associated with processing transactions on the Bitcoin network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of conflict in the Middle East.

Due to our limited operating history and the concentration of our Bitcoin holdings, it will be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.

We have a limited operating history, particularly with respect to our current business model, which is highly concentrated in the acquisition and holding of Bitcoin. As a result, there is limited historical information available to evaluate our business, our management’s ability to execute our strategy, or our prospects for future growth and profitability. The lack of a diversified operating history increases the difficulty for investors and analysts to assess our performance, business model viability, and the likelihood of achieving or maintaining profitability. Furthermore, our financial results and prospects are highly dependent on the value and performance of our Bitcoin holdings, which are subject to significant volatility and risk. If we are unable to effectively manage our Bitcoin portfolio, respond to market changes, or adapt our business strategy as necessary, it may not be able to achieve or sustain profitability in any given period. This uncertainty may adversely affect the market price of our Common Stock and the value of an investment in our Company.

We operate in a highly competitive environment and compete against companies and other entities with similar strategies, including companies with significant Bitcoin holdings and spot ETFs and spot ETPs for Bitcoin and other digital assets, and our business, operating results, and financial condition may be adversely affected if we are unable to compete effectively.

The market for companies and investment vehicles focused on Bitcoin and other digital assets is intensely competitive and rapidly evolving. We face competition from a variety of sources, including other public companies with significant Bitcoin holdings and similar Bitcoin strategies, as well as spot ETFs and spot ETPs that provide investors with exposure to Bitcoin and other digital assets. Many of these competitors may have greater financial resources, more established operating histories, broader access to capital markets, and more extensive relationships with key market participants. In addition, the entry of new competitors, including large financial institutions and technology companies, could further intensify competition. Recent joint statements from the leadership of the SEC and CFTC explicitly invite new entrants (such as registered SEC/CFTC exchanges or dual-registered venues) to explore listing spot crypto-asset products. If we are unable to effectively differentiate our business model, attract and retain investors, or respond to competitive pressures, our business, operating results, and financial condition could be materially and adversely affected. Increased competition may also lead to downward pressure on the market price of our Common Stock and could impair our ability to achieve our strategic objectives.

Investing in Bitcoin exposes us to certain risks associated with the inherent nature of Bitcoin as a digital asset, such as price volatility, limited liquidity and trading volumes, relative anonymity, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and other risks inherent in our entirely electronic, virtual form and decentralized network. Our risk management methods to address these risks might not be effective.

Our business model involves significant exposure to Bitcoin, which is subject to a number of unique and substantial risks inherent with many digital assets. The price of Bitcoin has historically been highly volatile and may continue to fluctuate dramatically in response to various factors, including market sentiment, regulatory developments, technological changes, macroeconomic trends, and the actions of large holders or market participants. Bitcoin markets rely on a limited number of exchanges and dealers for liquidity. If these counterparties suspend withdrawals, become insolvent, or experience technical outages, we may not be able to sell Bitcoin when needed, regardless of market prices. Bitcoin markets may also experience periods of limited liquidity and trading volumes, which could make it difficult for us to liquidate our holdings at favorable prices or at all. The relative anonymity of Bitcoin transactions and the decentralized nature of our network may make it susceptible to market abuse, manipulation, fraud, and other illicit activities. In addition, we are reliant on third-party exchanges and custodians for the purchase, sale, and safekeeping of our Bitcoin holdings, and failures in compliance, internal controls, or cybersecurity at these entities could result in significant losses. While we have implemented risk management policies and procedures to address these risks, there can be no assurance that such measures will be effective in preventing or mitigating losses. Any failure to adequately manage these risks could have a material adverse effect on our business, financial condition, and results of operations.

Our quarterly operating results, revenues, and expenses may fluctuate significantly, which could have an adverse effect on the market price of our Common Stock.

We expect that our operating results, revenues, and expenses may vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. These factors include, but are not limited to, fluctuations in the market price of Bitcoin, changes in the fair value of our Bitcoin holdings, the timing and size of Bitcoin purchases or sales, changes in accounting standards or interpretations, and the impact of regulatory developments. In addition, our expenses may increase as it invests in infrastructure, personnel, and compliance measures to support our business. As a result, we may experience periods of losses or lower-than-expected profitability, which could cause the market price of our Common Stock to decline. The unpredictability of our financial performance may also make it difficult for investors to accurately forecast future results, increasing the risk associated with an investment in us.

The value of our Common Stock will depend to a great extent on market demand for our Bitcoin strategy. If market demand for that strategy were to diminish, the value of our Common Stock could decrease significantly.

The market value of our Common Stock is likely to be closely tied to investor perceptions of the attractiveness and viability of our Bitcoin-focused strategy. In recent years, corporate adoption of Bitcoin has been influenced by trends and market sentiment, with some companies acquiring Bitcoin to enhance their public profiles, attract investor attention, or pursue speculative strategies unrelated to their core businesses. If market enthusiasm for corporate Bitcoin adoption were to wane, or if investors were to view our strategy as less compelling or sustainable, demand for our Common Stock could decline significantly. Additionally, negative publicity, regulatory scrutiny, or adverse developments affecting other companies with similar strategies could further reduce investor interest in us. A decrease in market demand for our Bitcoin strategy could result in a significant decline in the value of our Common Stock, regardless of the underlying performance of our Bitcoin holdings.

A significant decrease in the market value of our Bitcoin holdings could adversely affect our ability to satisfy our financial obligations under our Convertible Notes Financing and any subsequent debt financings.

Our ability to meet our financial obligations, including those arising from our Convertible Notes Financing and any future debt financings, is dependent in large part on the value of our Bitcoin holdings. A significant decline in the market price of Bitcoin could materially reduce the value of our assets and impair our liquidity position. If the value of our Bitcoin holdings were to fall below certain thresholds, we may be unable to generate sufficient cash flows or access additional financing on favorable terms, or at all, to satisfy our debt obligations as they become due. In addition, a decline in the value of our Bitcoin holdings could trigger covenants or other provisions in our debt agreements, potentially resulting in defaults, acceleration of repayment obligations, or the need to post additional collateral. Any such events could have a material adverse effect on our business, financial condition, and results of operations, and could result in a significant loss of value for holders of our Common Stock.

Future developments regarding the treatment of crypto assets for U.S. and foreign tax purposes could adversely impact our business.

The tax treatment of Bitcoin and other digital assets is subject to significant uncertainty and evolving guidance from U.S. federal, state, and local tax authorities, as well as foreign tax authorities. Changes in tax laws, regulations, or interpretations could have a material impact on our business, including our ability to acquire, hold, or dispose of Bitcoin in a tax-efficient manner. For example, future legislation or regulatory guidance could result in the imposition of new or increased taxes on the acquisition, holding, or transfer of Bitcoin, or could require us to report additional information to tax authorities. In addition, differences in the tax treatment of digital assets across jurisdictions could create compliance challenges and increase our administrative and operational costs. Any adverse developments in the tax treatment of digital assets could reduce the attractiveness of our business model, increase our tax liabilities, and negatively affect our financial results and the value of our Common Stock.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to Bitcoin and other digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. For example, within the past several years:

●	President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries;

●	the SEC’s Staff Accounting Bulletin No. 122, which rescinded Staff Accounting Bulletin No. 121, directs certain entities to evaluate and account for potential losses from safeguarding crypto assets using existing U.S. Generally Accepted Accounting Principles (“GAAP”) or International Financial Reporting Standards guidance. It also emphasizes the importance of continued disclosures related to these obligations;

●	the SEC has proposed changes to the SEC Custody Rule (Rule 206(4)-2), which may require, if adopted, that public companies store their Bitcoin with a “qualified custodian,” which are typically banks, trust companies, or regulated broker-dealers that meet strict asset segregation and safeguarding standards;

●	the European Union adopted Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like Bitcoin;

●	in June 2023, the SEC filed a complaint against Coinbase, Inc. and Coinbase Global, Inc., alleging, among other claims, that Coinbase was operating as an unregistered securities exchange, broker, and clearing agency and that it failed to register the offer and sale of its crypto asset staking-as-a-service program. In March 2024, a federal court in the Southern District of New York ruled against Coinbase, finding that certain crypto asset transactions and the staking program might be considered securities and denying the company’s motion to dismiss. However, in February 2025, the SEC filed a joint stipulation with the Coinbase entities to dismiss its enforcement action against both entities exercising its discretion to do so, but not because the SEC conceded the merits of the claims alleged in the action;

●	in June 2023, the SEC filed a complaint against Binance Holdings Ltd., related Binance entities, and our founder Changpeng Zhao alleging, among other claims, that they were operating as an unregistered securities exchange, broker, dealer, and clearing agency and conducted an unregistered offer and sale of Binance’s own crypto assets. In June 2024, the District Court for the District of Columbia issued an order dismissing certain claims while allowing others to proceed. However, in May 2025, the SEC filed a joint stipulation with the Binance entities and Mr. Zhao to dismiss with prejudice its ongoing civil enforcement action against them in the exercise of its discretion;

●	in December 2020, the SEC filed a complaint against Ripple Labs, Inc., relating to, among other claims, that Ripple undertook the distribution of unregistered securities. In August 2024, the court found that Ripple’s sales of XRP constituted an unregistered offer and sale of investment contracts and ordered Ripple to pay a civil penalty of over $125 million. In June 2025, a federal judge in the Southern District of New York rejected a joint motion by Ripple Labs and the SEC that would have endorsed a $50 million fine to settle the civil lawsuit. In August 2025, the SEC dropped its appeal and Ripple dropped its cross-appeal, thus finalizing the $125 million judgment. Similar intervention by the U.S. courts may also materially impact the price of Bitcoin and our ability to own or transfer Bitcoin;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency. In March 2025, the SEC exercised its discretion and filed a joint stipulation to dismiss the SEC’s ongoing civil enforcement action against Kraken;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets;”

●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the FinCEN to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. Other jurisdictions, including Egypt, Morocco and the Dominican Republic, have also made the use of Bitcoin illegal. If the use of Bitcoin is made illegal in other jurisdictions, particularly where Bitcoin is currently traded in heavy volumes, the available market for Bitcoin may contract. Additionally, if another government with considerable economic power were to ban digital assets or related activities, this could have further impact on the price of Bitcoin. As a result, the markets and opportunities discussed herein may not reflect the markets and opportunities available to us in the future.

Since 2018, the SEC has initiated a number of crypto and digital-asset-related enforcement actions. While the SEC has since requested the dismissal of several of these cases, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of Bitcoin and our ability to own or transfer Bitcoin. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for crypto assets. Since then, the task force has sought written input and hosted roundtables with market participants to further task force goals of drawing clear regulatory lines, providing paths to registration, crafting disclosure frameworks, and deploying enforcement resources judiciously. We cannot predict the output of the new crypto task force or whether any recommendations will be adopted by the SEC or maintained under future administrations.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and Bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of Bitcoin, as well as our ability to hold or transact in Bitcoin, and in turn adversely affect the market price of our listed securities.

Moreover, the risks of engaging in a Bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of Bitcoin in particular, may also impact the price of Bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to Bitcoin, institutional demand for Bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for Bitcoin as a store of value or means of payment, and the availability and popularity of alternatives to Bitcoin. Even if growth in Bitcoin adoption occurs in the near or medium-term, there is no assurance that Bitcoin usage will continue to grow over the long-term.

Because Bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of Bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of Bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of Bitcoin. The liquidity of Bitcoin may also be reduced and damage to the public perception of Bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold Bitcoin, provide Bitcoin-related services or accept Bitcoin as payment, which could also decrease the price of Bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for Bitcoin-related customers and service providers, or the willingness of traditional financial institutions to participate in markets for digital assets. The liquidity of Bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for Bitcoin and other digital assets.

The concentration of Bitcoin ownership could increase the risk of malicious activity, including potential attacks on the Bitcoin network.

A significant portion of the overall supply of Bitcoin is held by a relatively small number of holders. This concentration of ownership may make the Bitcoin network more susceptible to manipulation or malicious activity by a large holder or group of holders. Malicious actors could theoretically structure an attack whereby such actors gain control of more than half of the Bitcoin network’s processing power, or “aggregate hashrate.” If a malicious actor or group of actors acquired a hashrate exceeding the rest of the Bitcoin network, it would be able to exert unilateral control over the addition of blocks to the Bitcoin blockchain. This would allow a malicious actor to engage in “double spending” (i.e., use the same Bitcoin for two or more transactions), prevent other transactions from being confirmed on the Bitcoin blockchain, or prevent other miners from mining any valid new blocks. Each of the events described above, among other things, could adversely affect the price of Bitcoin; reduce user confidence in Bitcoin, the Bitcoin network and the fairness of digital asset trading venues; and slow (or even reverse) the further adoption of Bitcoin. Any of these outcomes could materially and adversely affect the value of our Bitcoin holdings and, as a result, the market price of our securities.

Bitcoin could be subject to complex and costly regulatory requirements, and future regulatory developments are impossible to predict.

Depending on the regulatory characterization of Bitcoin, our business and our Bitcoin strategy may be subject to regulation by one or more regulators in the United States and globally. The CFTC takes the position that some digital assets, including Bitcoin, fall within the definition of a “commodity” under the CEA. Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets, including the Bitcoin markets in which we would transact. The CFTC does not currently have regulatory jurisdiction over the cash-market for commodities such as Bitcoin, but does comprehensively regulate the commodity derivatives markets. This includes the futures and swaps markets for Bitcoin through which we may engage in hedging activities. Among other things, such regulations may require us to post margin with a clearinghouse or counterparty, which would limit our ability to acquire additional Bitcoin. Additionally, any violation of CFTC regulations applicable to our hedging activities could have a significant financial and reputational impact on the company.

Senior SEC officials have stated their view that Bitcoin is not a “security” for purposes of the federal securities laws, but such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets. Future regulatory developments with respect to Bitcoin from the CFTC, SEC, or any other federal or state regulator, are difficult to predict.

Bitcoin and other digital assets currently face an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia. Various foreign jurisdictions may, in the future, adopt laws, regulations or directives that affect digital asset networks and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin and other digital assets by users, merchants and service providers outside of the United States and may therefore impede the growth of the Bitcoin and digital asset economy.

Future legislation and regulatory requirements could have an adverse impact on the Bitcoin market and/or our proposed business.

Various governmental and regulatory bodies in the United States - including the United States Congress - may adopt new laws or regulations that could affect the listing and clearing of crypto-related products. Several bills to address the digital asset regulatory landscape have been introduced in the first few months of the 119th Congress (2025-2027), including:

●	a stablecoin bill (Guiding and Establishing National Innovation for US Stablecoins Act (“GENIUS Act”) S.1582), which has passed the Senate and House of Representatives with bipartisan support and was signed into law on July 18, 2025;

●	one strategic Bitcoin reserve bill (Boosting Innovation, Technology, and Competitiveness through Optimized Investment Nationwide (“BITCOIN Act”) S.954), which is currently undergoing review in the Senate; and

●	a crypto-asset market structure bill (CLARITY Act H.R.3633), which was passed by the House of Representatives on July 17, 2025, with bipartisan support and will be delivered to the Senate;

The GENIUS Act introduces the first comprehensive federal framework for stablecoins, requiring full 1:1 backing, reserve, and anti-money-laundering compliance. Although the GENIUS Act focuses on stablecoins, our regulatory framework and enforcement mechanisms could influence broader digital asset oversight, indirectly affecting Bitcoin custody, trading infrastructure, and compliance costs. In addition, several legislative efforts to address the regulation of cryptocurrency, including Bitcoin, have been introduced and are currently pending congressional consideration. Emerging laws and proposals in the U.S. federal government may materially affect our operations, Bitcoin holdings, and investment outcomes.

The CLARITY Act, specifically, would clarify which digital assets are commodities versus securities. Additionally, the CLARITY Act would subject certain spot-market digital commodities to a comprehensive regulatory regime for the first time in the United States. While this legislation could have a positive impact on the price of Bitcoin if market participants believe that regulatory clarity and market structure is an advantage, it could also have a negative impact on the industry and the value of Bitcoin if legal and regulatory requirements arising from such legislation are deemed to be too onerous, or for several other reasons.

Separately, it is not currently possible to know what changes will be made to the CLARITY Act as it proceeds through the legislative phases, in the event that it is signed into law. Currently, the legislation only requires registration of entities acting as brokers, dealers, exchanges and custodians, rather than entities like ours. However, such entities may bear costs associated with registration that may be passed on to us and other entities transacting in Bitcoin. Additionally, the current legislation would amend the definition of “commodity interests” to include certain digital commodities, which would likely include Bitcoin. Such an amendment could cause certain collective investment vehicles that invest in Bitcoin or advise others as to investing in Bitcoin to be required to register with the CFTC as commodity pool operators (“CPOs”) or commodity trading advisors (“CTAs”). While we do not currently anticipate that we would be required to register as a CPO or CTA even under the current version of the CLARITY Act, if it were required to do so, we could face increased compliance costs and regulatory scrutiny, which could have a material and adverse impact on our business and performance.

If we elect to use derivative instruments to hedge the price risk of holding Bitcoin, such derivatives are highly volatile and subject to market and liquidity risks, which could negatively impact our Bitcoin strategy.

We may invest and trade in a variety of derivative instruments to hedge the price risk associated with Bitcoin. Derivatives, such as futures and swaps, are financial instruments or arrangements in which the risk and return are related to changes in the value of other assets, reference rates or indices. These instruments are highly volatile and expose investors to a high risk of loss. The low initial margin deposits normally required to establish a position in such instruments permit a high degree of leverage. As a result, depending on the type of instrument, a relatively small movement in the price of a contract may result in a profit or a loss which is high in proportion to the amount of funds actually placed as initial margin and may result in unquantifiable further loss exceeding any margin deposited. Our ability to profit or avoid risk through investment or trading in derivatives will depend on our ability to anticipate changes in the underlying assets, reference rates or indices. Engaging in hedging may result in poorer overall performance for us than we could have achieved had it not engaged in such hedging transactions. In addition, although we may utilize a variety of instruments, including options and other derivatives, for hedging and risk management purposes, it is not obligated to, and may not, hedge against certain risks. Furthermore, our portfolio may be exposed to risks that cannot be hedged. Use of hedging and risk management products may also increase our regulatory burden and costs of compliance.

We will be exposed to the default risk of our clearing broker if we hedge the price risk of Bitcoin through the purchase of futures contracts.

If we use a clearing broker to help manage financial transactions - such as buying or selling Bitcoin futures contracts to hedge against Bitcoin price swings - then we will be exposed to the clearing broker’s credit risk. Under the CEA and CFTC regulations, futures contracts must be cleared through a clearing broker known as a registered futures commission merchant (“FCM”). FCMs hold a certain amount of the customer collateral that customers deposit in connection with their futures trading and are responsible for posting that collateral to the clearinghouse on the customer’s behalf when the clearinghouse issues a margin call. FCMs are required to maintain such collateral and all customer assets in a segregated account. If the FCM fails to do so or is unable to satisfy a substantial deficit in a customer account, our customers (including us) may be subject to risk of loss of their funds in the event of the FCM’s insolvency. In such event, under the current U.S. Bankruptcy Code, the FCM’s customers (including us) are entitled to recover only a proportional share of all property available for distribution to all of that FCM’s customers. We may therefore be exposed to material losses in the event of an FCM’s or fellow FCM customer’s default or insolvency.

Qualified Financial Contract Stay rules may restrict our ability to liquidate our positions or exercise default rights in the event that a swap counterparty becomes insolvent.

Under regulations issued by certain U.S. banking regulators that are currently in effect, certain large U.S. financial institutions and their subsidiaries, as well as the U.S. branches or subsidiaries of certain large non-US financial institutions, are required to amend the default and transfer provisions of their “Qualified Financial Contracts” (“QFCs”), and to ensure that future QFCs comply with the relevant regulations.

QFCs include swaps and repurchase agreements (among other types of contracts) and guarantees and other forms of credit enhancement for such contracts, that receive certain favorable treatment under the U.S. Bankruptcy Code by permitting market participants (like us) to avoid the otherwise-applicable “automatic stay” provisions of the Bankruptcy Code, and terminate the contracts in the event of the financial institution’s or our guarantor’s bankruptcy. The purpose of these requirements is to ensure that, in the event of a large financial institution’s bankruptcy, or the bankruptcy of a guarantor or covered affiliate, QFC counterparties do not simultaneously terminate their positions and cause a liquidity shortfall before the financial institution’s affiliates and/or federal regulators are able to resolve the defaulting entity in an orderly fashion.

As a result of these regulations, if we enter into QFCs with a covered financial institution, and that financial institution, our guarantor or a covered affiliate becomes bankrupt (i.e., it becomes subject to a receivership, insolvency, liquidation, resolution or similar proceeding), we may be restricted from immediately terminating that agreement, which could lead to losses on our positions.

In addition, various foreign jurisdictions have adopted comparable rules, including France, Germany, Japan, Switzerland and U.K. If we enter into QFCs with a covered financial institution in any of those foreign jurisdictions, the restrictions on immediately terminating QFCs could lead to a negative effect on our business.

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of Bitcoin and adversely affect our business.

As a result of our Bitcoin strategy, our assets are concentrated in our Bitcoin holdings. Accordingly, the emergence or growth of digital assets other than Bitcoin may have a material adverse effect on our financial condition. As of February 1, 2026, Bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions on the network that requires significantly less computing power than proof-of-work mining. As a result, validators now stake, or lock up, a certain amount of Ethereum’s native cryptocurrency, Ether, as collateral. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions on the Ethereum network and other alternative blockchain networks are perceived as superior to proof-of-work mining used for the Bitcoin network, those alternative blockchain networks and their associated digital assets could gain market share relative to Bitcoin.

Other alternative digital assets that may compete with Bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to Bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. Stablecoins offer users the benefit of blockchain-based transactions without exposure to the price volatility historically associated with Bitcoin. As adoption of stablecoins grows, they may increasingly serve functions that might otherwise have been fulfilled by Bitcoin, particularly for payments, remittances, or short-term transactional use cases. If stablecoins gain broader acceptance by consumers, businesses, or regulators as a preferred form of digital currency, demand for Bitcoin could diminish. This competitive dynamic may adversely affect Bitcoin’s market price, reduce trading volumes, and negatively impact our Bitcoin-related holdings, financial performance, and strategic initiatives.

Additionally, central banks in some countries have started to introduce digital forms of legal tender often known as CBDCs. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, Bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of Bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

The availability of spot Bitcoin ETPs for Bitcoin and other digital assets may adversely affect the market price of our listed securities and may make it more difficult for us to execute our Bitcoin strategy.

Although Bitcoin and other digital assets have experienced a surge of investor attention since Bitcoin was invented in 2008, until recently investors in the United States had limited means to gain direct exposure to Bitcoin through traditional investment channels, and instead generally were only able to hold Bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold Bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct Bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to Bitcoin through investment vehicles that hold Bitcoin and issue shares representing fractional undivided interests in their underlying Bitcoin holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to Bitcoin.

On January 10, 2024, the SEC approved the listing and trading of spot Bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. To the extent investors view our Common Stock as providing exposure to Bitcoin, it is possible that the value of our Common Stock may also have included a premium over the value of our Bitcoin due to the prior scarcity of traditional investment vehicles providing investment exposure to Bitcoin, and that the value of our Common Stock may decline due to investors now having a greater range of options to gain exposure to Bitcoin and investors choosing to gain such exposure through spot Bitcoin ETPs rather than our Common Stock. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in Ether, the main crypto digital asset supporting and underlying the Ethereum blockchain. The approved Ether spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for Ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of Bitcoin as well as a decline in the value of our Common Stock relative to the value of our Bitcoin.

Although we are an operating company and believe it offers a different value proposition than a Bitcoin investment vehicle such as a spot Bitcoin ETP, investors may nevertheless view our Common Stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot Bitcoin ETP instead of our Common Stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to Bitcoin that is generally not subject to federal income tax at the entity level, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot Bitcoin ETPs, we (i) do not seek for our shares of our Common Stock to track the value of the underlying Bitcoin it holds before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Delaware corporation rather than a statutory trust, and does not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our Bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our Common Stock. Based on how we are viewed in the market relative to spot Bitcoin ETPs, and other vehicles which offer economic exposure to Bitcoin, such as Bitcoin futures ETFs, leveraged Bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our Common Stock relative to the value of our Bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot Bitcoin ETPs for Bitcoin and other digital assets could have a material adverse effect on the market price of our listed securities.

In the ordinary course of business managing our Bitcoin holding as a Bitcoin treasury company, we may purchase Bitcoin through spot markets which may be exposed to fraud and market manipulation, including through front running and wash trading, which may adversely affect the value of the shares of our Common Stock.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the Bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in Bitcoin manipulating Bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in Bitcoin, new sources of demand for Bitcoin, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Bitcoin trading platforms.

In the ordinary course of business managing our Bitcoin holding as a Bitcoin treasury company, we may purchase Bitcoin through spot markets. Over the past several years, a number of Bitcoin spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such Bitcoin spot markets were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges.

In 2022, there were reports claiming that more than half of Bitcoin trading volume on digital asset exchanges was fake. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain Bitcoin exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of Bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling Bitcoin and Bitcoin Cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the shares of our Common Stock. Any market abuse, and a loss of investor confidence in Bitcoin, may adversely impact pricing trends in Bitcoin markets broadly, as well as an investment in shares of our Common Stock.

The price of Bitcoin on available spot markets may be exposed to wash trading.

Spot markets on which Bitcoin trades, through which we may purchase Bitcoin, may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Bitcoin and/or negatively affect the market perception of Bitcoin.

To the extent that wash trading either occurs or appears to occur in spot markets on which Bitcoin trades, investors may develop negative perceptions about Bitcoin and the digital assets industry more broadly, which could adversely impact the price of Bitcoin and, therefore, the price of shares of our Common Stock. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

The price of Bitcoin on available spot markets may be exposed to front-running.

Spot markets on which Bitcoin trades, through which we may purchase Bitcoin, may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

Bitcoin is susceptible to various types of malicious attacks, including a “51% attack” and such an attack, even temporarily, could adversely impact the price of Bitcoin and the value of shares of our Common Stock.

Digital asset networks, including the Bitcoin network, are subject to control by entities that capture a majority of the network’s computational power. If a single attacker, or a group of attackers acting in concert, control (even temporarily) a majority of the network mining power (known as hash rate) of the Bitcoin network, known as a “51%” attack, they could engage in harmful acts that could threaten the integrity of the network. For example, such attackers could reverse completed transactions, approve or reject transactions solely for their own benefit, or modify the ordering of transactions. This might allow these malicious actors to “double-spend” their own Bitcoin (i.e., spend the same Bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actors did not yield our control of the processing power on the Bitcoin network or the network community did not reject the fraudulent blocks as malicious, reversing any changes made to the Bitcoin network may not be possible.

Further, a malicious actor could create a flood of transactions in order to slow down confirmations of transactions on the Bitcoin network. For example, on June 2, 2018, the Horizen network was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen network. The attack was the result of delayed submission of blocks to the Horizen network. The core developers of Zen subsequently implemented mitigation procedures to significantly increase the difficulty of attacks of this nature by introducing a penalty for delayed block submissions.

Bitcoin mining pools, where miners combine their computational resources (hash power) to increase their chances of mining new blocks and earning rewards, have become a crucial part of the Bitcoin network. If large mining pools were to combine their resources and act maliciously, it could increase the risk of a 51% attack. Moreover, if a majority of miners used the same hardware to mine Bitcoin and such hardware contained malicious code, it is possible that the distributor of that code could launch a 51% attack. For example, in May 2019, the Bitcoin Cash network, a proof-of-work network, experienced a >50% attack when two large mining pools reversed a series of transactions to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, certain individuals believe it negatively impacted the Bitcoin Cash network.

A 51% attack is more likely to happen in the context of digital assets with smaller market capitalizations due to the reduced computing power threshold required to control a majority of a given network. Nevertheless, it is theoretically possible to mount a similar 51% attack on Bitcoin or other digital assets with large market capitalization. If the feasibility of a bad actor gaining control of the processing power on the Bitcoin network increases, there may be a negative effect on the value of Bitcoin and the value of the shares of our Common Stock.

There are only a few developers who have the authority to maintain the Bitcoin code. A malicious actor could obtain control over the Bitcoin network by influencing or exerting control over one more maintainers. The malicious actor could, for example, convince or pressure a maintainer to modify the code in a manner that benefits the malicious actor. If such amended code is then unknowingly incorporated by a majority of miners, the malicious actor might be able to manipulate the Bitcoin network to their benefit. To the extent the malicious actor is successful, and such amendments enable the malicious exploitation of the Bitcoin network, the risk that a malicious actor may be able to obtain control of the Bitcoin network in this manner exists, which may adversely affect the value of our Common Stock.

To the extent that the Bitcoin ecosystem, including the core developers and the administrators of mining pools, does not act to ensure greater decentralization of mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin network will increase, which may adversely affect the value of the shares of our Common Stock.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in Bitcoin and a decline in the value of Bitcoin and, as a result, adversely impact shares of our Common Stock.

There is legal and regulatory uncertainty around Bitcoin and other digital assets, and our Bitcoin strategy could subject it to enhanced regulatory oversight.

As noted above, several spot Bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot Bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our Bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented or intends to implement and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering, know-your-customer and sanctions laws and regulations and take care to only acquire our Bitcoin through entities subject to anti-money laundering/know-your-customer regulation and related compliance rules in the United States, if it is found to have purchased any of our Bitcoin from bad actors that have used Bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings, investigations and any further transactions or dealings in Bitcoin by we may be restricted or prohibited.

At the Closing, Legacy ProCap contributed its Bitcoin to us, and we use a portion of the Bitcoin and/or cash and cash equivalents to secure the Convertible Notes. We may incur additional indebtedness or enter into other financial instruments in the future that may be collateralized by our Bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our Bitcoin holdings. These types of Bitcoin-related transactions may be the subject of enhanced regulatory oversight. These and any other Bitcoin-related transactions we may enter into, beyond simply acquiring and holding Bitcoin, may subject it to additional regulatory compliance requirements and scrutiny, including under Federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting Bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in Bitcoin.

Bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes.

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many Bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in Bitcoin trading venues, including prominent exchanges that handle a significant volume of Bitcoin trading and/or are subject to regulatory oversight, in the event one or more Bitcoin trading venues cease or pause for a prolonged period the trading of Bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of Bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of our June 5, 2023 complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through our affiliates to artificially inflate the volume of certain digital assets traded on our exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the Bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the Bitcoin market than is commonly understood. Any actual or perceived wash trading in the Bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our Bitcoin. Negative perception, a lack of stability in the broader Bitcoin markets and the closure, temporary shutdown or operational disruption of Bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the Bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in Bitcoin and the broader Bitcoin ecosystem and greater volatility in the price of Bitcoin. Since 2018, the SEC has initiated a number of crypto and digital-asset-related enforcement actions. While the SEC has since requested the dismissal of several of these cases, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of Bitcoin and our ability to own or transfer Bitcoin. As the price of our listed securities is affected by the value of our Bitcoin holdings, the failure of a major participant in the Bitcoin ecosystem could have a material adverse effect on the market price of our listed securities.

In addition, private actors that are wary of Bitcoin or the regulatory concerns associated with Bitcoin have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities.

Failure to maintain effective Anti-Money Laundering and Know Your Customer compliance policies could adversely affect our business, reputation, and regulatory standing.

We implemented a comprehensive KYC and AML Policy designed to comply with global AML and CTF laws and regulations. The policy includes board-level governance, annual risk assessments, customer identification procedures, enhanced due diligence for high-risk customers, ongoing transaction monitoring, daily sanctions screening, and prompt reporting of suspicious activities. We also conduct annual AML/KYC training for all employees and engage an independent third party to audit our program annually.

Despite these measures, there can be no assurance that our policies and procedures will be fully effective in preventing the use of services for money laundering, terrorist financing, or other illicit activities. The legal and regulatory landscape governing AML, KYC, and CTF compliance continues to evolve, and we may be subject to increased scrutiny or new regulatory requirements in the jurisdictions in which we operate. Any failure, or perceived failure, to maintain effective compliance programs could result in significant legal, financial, and reputational harm, including regulatory enforcement actions, monetary penalties, operational restrictions, and loss of business opportunities.

Moreover, detecting and preventing such misuse is inherently challenging, and despite our efforts, we may not be able to identify all illicit activity in a timely manner or at all. Any such failure could harm our reputation, impair customer and partner confidence, and adversely affect our financial condition and results of operations.

We do not have policies in place to address airdrops, incidental rights, or hard forks, and any failure to adopt or implement such policies in a timely manner could expose us to operational, legal, and compliance risks.

As part of our operations, we may be affected by events such as airdrops, the receipt of incidental rights, or blockchain protocol changes known as hard forks. At present, we do not have formal policies or procedures in place to address the accounting, operational, tax, legal, or regulatory implications of these events. We plan to evaluate the need for such policies in consultation with our board of directors. While our audit committee and board of directors will monitor related risks as part of their oversight responsibilities, there can be no assurance that appropriate policies will be adopted or implemented in a timely manner, or at all.

The absence of formalized policies increases our exposure to various risks, including inconsistent treatment of such events, potential violations of applicable laws or regulations, financial reporting inaccuracies, and operational inefficiencies. In addition, future receipt of digital assets through airdrops or forks may raise questions about our rights and obligations with respect to such assets, as well as potential tax liabilities. If we fail to appropriately address these issues, our business, financial condition, and results of operations could be materially and adversely affected.

Our Bitcoin holdings will be less liquid than existing cash and cash equivalents and may not be able to serve as a source of liquidity for it to the same extent as cash and cash equivalents.

Historically, the Bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in our entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Bitcoin at favorable prices or at all. For example, a number of Bitcoin exchanges or other trading venues temporarily halted deposits and withdrawals in 2022. As a result, our Bitcoin holdings may not be able to serve as a source of liquidity for it to the same extent as cash and cash equivalents. Further, Bitcoin we hold with our custodians and transact with our trade execution partners will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Bitcoin or otherwise generate funds using our Bitcoin holdings, including in particular during times of market instability or when the price of Bitcoin has declined significantly. If we are unable to sell our Bitcoin, enter into additional capital raising transactions, including capital raising transactions using Bitcoin as collateral, or otherwise generate funds using our Bitcoin holdings, or if it is forced to sell our Bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyber-attack and unauthorized parties obtain access to our Bitcoin assets, we may lose some or all of our Bitcoin assets temporarily or permanently and our financial condition and results of operations could be materially adversely affected.

Substantially all of the Bitcoin we own will be held in custody accounts at institutional-grade digital asset qualified custodians. Our third-party custody partners, including Anchorage and BitGo, safeguard our Bitcoin. Any material failure by our partners to maintain the necessary controls, policies, procedures to manage our Bitcoin could adversely impact our business, operating results, and financial condition. Security breaches and cyberattacks are of particular concern with respect to our Bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

●	a partial or total loss of our Bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Bitcoin;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Bitcoin blockchain ecosystem or in the use of the Bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements since the onset of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Middle East conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Bitcoin industry, including third-party services on which it relies, could materially and adversely affect our business.

We face risks relating to the custody of our Bitcoin, including the loss or destruction of private keys required to access our Bitcoin and cyberattacks or other data loss relating to our Bitcoin, which could cause us to lose some or all of our Bitcoin.

We hold our Bitcoin with regulated qualified custodians at U.S.-based, institutional-grade custodians that have demonstrated records of regulatory compliance and information security. We do not anticipate that our custodial services contracts will restrict our ability to reallocate our Bitcoin among our custodians, and our Bitcoin holdings may be concentrated with a single custodian from time to time. If there is a decrease in the availability of digital asset qualified custodians that we believe can safely custody our Bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States.

We may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our Bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

Our insurance may only cover losses of a small fraction of the value of the entirety of our Bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we will have or that such coverage will cover losses with respect to our Bitcoin. Moreover, our use of custodians exposes it to the risk that the Bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Regulations may limit the number and quality of financial institutions that provide custodial services for Bitcoin.

On January 23, 2025, the SEC rescinded Staff Accounting Bulletin 121 and replaced it with Staff Accounting Bullet 122. SAB 122 expands the scope of reporting obligations for any companies with digital asset holdings subject to “crypto asset safeguarding obligations.” While the standard primarily addresses custodial assets, there is ambiguity regarding whether companies that use third-party custodians or engage in other digital asset treasury activities may be required to recognize liabilities or enhanced disclosures related to their Bitcoin holdings. If our Bitcoin treasury strategy is deemed to create safeguarding obligations under SAB 122, we could be required to recognize corresponding liabilities and assets, increasing reported balance sheet size without a change in economic exposure. This could distort financial metrics, increase compliance costs, and create additional risks of investor confusion or regulatory scrutiny.

Regulatory change reclassifying Bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and could adversely affect the market price of Bitcoin and the market price of our listed securities. Any such regulatory change could also require us to institute burdensome regulatory requirements, and our activities may be restricted. We are not subject to the legal and regulatory obligations that apply to investment companies such as mutual funds and ETFs, or to obligations applicable to investment advisers, which could pose risks to investors.

Our assets are concentrated in our Bitcoin holdings. The CFTC has asserted regulatory authority over Bitcoin and courts have generally accepted that Bitcoin falls under the CFTC’s purview for commodities regulation. While senior SEC officials have stated their view that Bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the Investment Company Act, which would subject us to significant additional regulatory controls, fines or other penalties that could have a material adverse effect on our ability to execute on our Bitcoin strategy and our business and operations, and may also require it to substantially change or restructure the manner in which we conduct our business, including discontinuing certain products or services. We cannot assure investors that, under certain conditions, changed circumstances, or changes in the law, we may not become subject to the Investment Company Act or other burdensome regulations.

In addition, if Bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Bitcoin and in turn adversely affect the market price of our listed securities.

If we were to become subject to the legal and regulatory obligations that apply to investment companies such as mutual funds and ETFs, or to obligations applicable to investment advisers, the costs of compliance could be burdensome and could prevent us from executing our Bitcoin strategy.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers,” as applicable, under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our Bitcoin strategy, our use of leverage, the manner in which our Bitcoin is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our Bitcoin holdings or other activities it may pursue, and has the power to change our current policies, including our strategy of acquiring and holding Bitcoin. Registration under, and compliance with, the Advisers Act (or comparable state laws) could be costly and could divert attention of us and our directors. If registration is required, there can be no assurance that necessary approvals will be obtained, or that statutory, regulatory, judicial, or administrative interpretations of existing laws and regulation will not in the future impose more comprehensive or stringent requirements on us and our directors.

Our Bitcoin strategy exposes it to risk of non-performance by counterparties, including in particular risks related to our custodians.

Our Bitcoin strategy exposes it to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of Bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our Bitcoin is custodian performance obligations under the custody arrangements it has entered into. A series of relatively recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, among others, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, our parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Bitcoin will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Bitcoin holdings, it would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our Bitcoin, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may pursue strategies to generate income or liquidity from our Bitcoin holdings, such as lending, staking, or entering into other arrangements, which could significantly increase our exposure to counterparty, credit, and operational risks.

In addition to the risks associated with the custody of our Bitcoin, we may from time to time pursue strategies to generate income or liquidity from our Bitcoin holdings, including lending Bitcoin to third parties, entering into repurchase or derivative arrangements, staking assets (including other cryptocurrency assets, although Bitcoin itself does not natively support staking), or using our holdings in other ways that may involve the transfer or encumbrance of digital assets. These strategies inherently involve heightened counterparty risk, particularly where our Bitcoin is transferred to or held by third parties for purposes of collateralization, lending, or income generation. Any such arrangements could expose us to the risk of loss in the event of the counterparty’s default, insolvency, fraud, or mismanagement. In addition, these activities may subject us to complex legal, regulatory, and tax regimes that continue to evolve and remain uncertain. If a counterparty fails to return our Bitcoin as expected, or if our rights in such arrangements are not enforceable in the event of insolvency or other adverse proceedings, we could suffer substantial losses. These risks could have a material adverse effect on our business, financial condition, and results of operations.

Because a substantial portion of our total assets consists of Bitcoin, a prolonged decline in the market price of Bitcoin could cause us to fall below Nasdaq’s continued listing standards for minimum stockholders’ equity or market value of listed securities.

A significant portion of our total assets is comprised of Bitcoin, and as a result, the value of our assets will be highly sensitive to fluctuations in the market price of Bitcoin. Nasdaq’s continued listing standards require listed companies to maintain certain minimum levels of stockholders’ equity and market value of listed securities. If the market price of Bitcoin were to experience a prolonged or severe decline, the value of our Bitcoin holdings - and consequently, our total assets and stockholders’ equity - could decrease substantially. Such a decline could cause us to fall below the minimum requirements for continued listing on Nasdaq, including the minimum stockholders’ equity or market value of listed securities. If we were to fail to satisfy these continued listing standards, Nasdaq could initiate delisting proceedings, which would likely have a material adverse effect on the liquidity and market price of our Common Stock. Delisting could also impair our ability to access capital markets, attract and retain investors, and execute our business strategy. Even the risk of potential delisting could negatively impact investor confidence and the value of our Common Stock.

Negative developments in the cryptocurrency industry - including fraud, cybercrime or platform failures - may result in unfavorable publicity and could impact investor sentiment with respect to us even if we are not directly involved in any of the reported events.

The cryptocurrency industry has been subject to a number of high-profile negative developments, including instances of fraud, theft, cyberattacks, regulatory enforcement actions, and failures or insolvencies of major trading platforms and custodians. Even if we are not directly involved in or affected by such events, negative publicity and heightened scrutiny of the cryptocurrency industry as a whole could adversely impact investor sentiment toward companies with significant exposure to digital assets, including ours. For example, reports of security breaches, mismanagement, or criminal activity at other cryptocurrency companies or exchanges may lead to increased concerns about the safety and legitimacy of digital assets generally, which could result in reduced demand for our Common Stock, increased volatility in our share price, and greater difficulty in raising capital or maintaining business relationships. In addition, negative industry developments may prompt regulatory authorities to impose stricter requirements or oversight, which could increase our compliance costs and operational risks. The perception of heightened risk in the cryptocurrency sector, regardless of our actual involvement or risk profile, could therefore have a material adverse effect on our reputation, business, financial condition, and results of operations.

We may engage in staking activities with respect to digital assets that we hold, which could expose us to significant risks, including regulatory, operational, and financial risks.

Staking involves committing digital assets to support the operations of a blockchain network, including transaction validation and governance, in exchange for potential rewards. The regulatory treatment of staking remains uncertain, but the SEC recently issued a statement providing that certain cryptoasset staking activities in connection with proof-of-stake networks do not create investment contracts that would require registration under the federal securities laws. Specifically, the SEC’s Division of Corporation Finance issued a statement on May 29, 2025, stating that protocol staking activities, such as self-staking and custodial staking, are not considered investment contracts under the Howey test. This means that these activities do not involve the offer or sale of securities and are not subject to registration requirements under federal securities laws. However, this statement is narrowly framed and fact-dependent, and does not address all variations of staking, including “liquid staking” and “restaking.” Additionally, the SEC statement is non-binding and does not foreclose contrary SEC guidance or enforcement activity.

In addition, staking often involves the risk of “slashing,” a mechanism by which staked assets may be forfeited due to network rule violations or technical errors. Staked assets may also be subject to lock-up periods or delayed withdrawal windows, limiting liquidity and financial flexibility. Furthermore, staking typically requires reliance on third-party custodians or validator infrastructure, increasing exposure to cybersecurity threats, loss of access to digital wallets, or operational failures. These risks, combined with the evolving and complex nature of staking protocols, could result in asset loss, reduced returns, or other adverse effects on our business, financial condition, and results of operations.

Our advertising revenue and cryptocurrency-focused media business are subject to risks and uncertainties, including those related to the use of digital assets and staking activities, which could adversely affect our financial performance.

A portion of our business and revenue is derived from advertising and media operations focused on cryptocurrency markets, digital assets, and blockchain-related content. Advertising spending in this sector is highly volatile and closely tied to overall sentiment and activity in the cryptocurrency industry, which is subject to rapid market fluctuations, evolving technology, and increased regulatory scrutiny. Downturns in the digital asset markets, negative press coverage, or changes in public perception may cause advertisers to reduce or eliminate their spending on cryptocurrency-related platforms. As part of our advertising and media offerings, we may accept digital assets as payment from advertisers or partners and, with respect to certain Proof-of-Stake digital assets, we may engage in staking activities with respect to those assets to generate additional yield. The risks associated with staking are described above.

Moreover, our ability to attract and retain advertisers depends on the size and engagement of our audience, the perceived credibility and neutrality of our content, and our ability to comply with increasingly complex regulations governing financial promotions and digital marketing. Any adverse developments in these areas could materially and adversely affect our media operations, advertising revenue, and overall business and financial results.

Changes to the protocols underlying blockchain networks, including soft forks and hard forks, may result in significant disruptions, chain splits, or divergence in asset values, any of which could materially and adversely affect the value of our digital asset holdings and our business operations.

Blockchain networks, such as Bitcoin, operate on open-source protocols that are not centrally governed. As a result, changes to these protocols - whether through “soft forks” that maintain backward compatibility or “hard forks” that create incompatible versions - are typically initiated and adopted through community consensus. For certain changes, such as soft forks, miners may signal their support with hash power, but ultimate enforcement of rule changes is determined by the node operators who validate transactions and blocks. If a substantial portion of nodes rejects a proposed change, especially in the context of a hard fork, the network may experience a chain split in which two or more divergent versions of the blockchain emerge.

Such chain splits can lead to operational disruptions, security vulnerabilities, or significant uncertainty regarding which blockchain version will be recognized as the “main” chain. In the event of a fork, we may hold or receive assets on multiple chains, which could result in unexpected tax, legal, or accounting consequences, or may expose us to technical or custodial risks. Additionally, forks can cause volatility in the price and liquidity of digital assets held by us, particularly if there is a lack of consensus among network participants or divergence in community support, market acceptance, or exchange listings. These risks could adversely impact the value of our digital assets, impair our ability to generate revenue or pursue our business strategies, and result in increased compliance, legal, or operational costs.

Future acquisitions by us may create additional risks.

We regularly consider possible acquisitions of Bitcoin-related companies and AI companies. The success of this strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, finance transactions, complete transactions and successfully integrate them into our existing business. Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness and/or by issuing additional equity or debt securities. Acquisitions can involve a number of special risks and challenges, including, but not limited to:

●	delays in closing the acquisition due to third-party consents, regulatory approvals or other reasons;

●	adverse effects from disclosed or undisclosed matters pertaining to the acquisition;

●	loss or termination of employees and the costs associated with the termination or replacement of such employees;

●	the assumption of debt, litigation or other liabilities of the acquired business

●	the incurrence of additional debt related to the acquisition;

●	costs, expenses and working capital requirements associated with the acquisition;

●	dilution of stock ownership of existing stockholders; and

●	accounting charges for restructuring and related expenses, impairment of goodwill, amortization of intangible assets and stock-based compensation expense.

Even if we consummate an acquisition, the process of integrating the new acquisition into our operations may result in unforeseen operational difficulties and additional costs and may adversely affect the effectiveness of internal controls over financial reporting. In addition, valuations supporting our acquisitions and strategic investments could change rapidly and integration may be more costly to accomplish than we expect. Moreover, our management may not be able to effectively manage a substantially larger business or successfully operate a new line of business. Furthermore, in completing acquisitions, we will rely upon the representations and warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their businesses. To the extent that we are required to pay for undisclosed obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected economic benefit from such acquisition and our ability to seek legal recourse from the seller may be limited. Failure to manage these acquisition risks could materially and adversely affect our ability to achieve anticipated levels of utilization, profitability or other benefits from the acquisitions, and ultimately could materially and adversely affect our business, results of operations and financial condition.

Risks Related to Being a Public Company

The market price of our Common Stock may be volatile and decline materially as a result of volatility in Bitcoin or the digital asset markets generally, or for other reasons. You should be aware that you may lose some or all of your investment.

The trading price of our Common Stock is likely to be volatile. The stock market has recently experienced and in the future may experience extreme volatility. This volatility has often been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of our Common Stock at an attractive price due to a number of factors such as the following:

●	our operating and financial performance and prospects;

●	risk of our credit rating being downgraded;

●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

●	conditions that impact demand for our future products and/or services;

●	future announcements concerning our business, our customers’ businesses or our competitors’ businesses;

●	the public’s reaction to our press releases or other public announcements and filings with the SEC;

●	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;

●	the size of our public float;

●	volatility in Bitcoin, our principal asset;

●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our strategy;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	changes in laws or regulations which adversely affect our industry or us;

●	privacy and data protection laws, privacy or data breaches, or the loss of data;

●	changes in our accounting standards, policies, guidance, interpretations or principles;

●	changes in our senior management or key personnel;

●	issuances, exchanges or sales, or expected issuances, exchanges or sales of our Common Stock;

●	changes in our dividend policy;

●	failure by us to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions or a change in regulations or enforcement policies that adversely affects our operations;

●	adverse resolution of new or pending investigation, regulatory action or litigation against us; and

●	changes in general market, economic and political conditions in the United States and other global economies or financial markets, including those resulting from inflation and related monetary policy in response to inflation, natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. As a result, you may suffer a loss on your investment. Our share price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on such transactions, and we expect that increased focus to continue. We may be subject to increased scrutiny by the SEC and other government agencies on holders of our securities as a result, which could adversely affect the price of our Common Stock.

A substantial part of our assets are our Bitcoin holdings and cash and cash equivalents from the proceeds of the Business Combination and the Transaction Financings not invested in Bitcoin. Although we expect to have certain other operations, we will depend on such retained cash and cash equivalents to pay our debts and other obligations.

A substantial part of our assets are our Bitcoin holdings and cash and cash equivalents from the proceeds of the Business Combination and the Transaction Financings not invested in Bitcoin. While we may generate revenue through the creation of media products related to Bitcoin as well as the active management of our Bitcoin holdings these business strategies are subject to risks as described in this section, our ability to pay taxes and operating expenses, as well as our debt service obligations in the future, if any, will be largely dependent upon the financial results and cash flows resulting from our business strategies. There can be no assurance that we will generate sufficient cash flow from our media products or active management of our Bitcoin holdings, or that applicable law and contractual restrictions, including negative covenants under any debt instruments, if applicable, will permit the sale of Bitcoin that secures then-outstanding notes in order to fund working capital needs. We may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds, it could adversely affect our liquidity and subject it to additional restrictions imposed by lenders. If we enter into additional financing or other agreements in the future, we cannot make assurances that these agreements will be on favorable terms or that they will not restrict the distribution of dividends or other payments to shareholders.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition.

We cannot be certain if it will generate sufficient cash through our provision products or the active management of our Bitcoin holdings to fund future operations or growth of our business. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. We incurred debt at Closing pursuant to the issuance of the Convertible Notes, and may from time to time incur additional debt in order to further our Bitcoin acquisition strategy. If we incur additional debt, the debt holders could also have rights senior to holders of our Common Stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. As a result, our common stockholders will bear the risk of future issuances of debt securities reducing the value of our Common Stock.

Our common stockholders will experience dilution in the future due to any exercise of existing Warrants and any future issuances of our equity securities for acquisitions.

We currently have outstanding Warrants. In addition, we may issue additional equity securities in the future. The exercise of our Warrants or the issuance of additional shares of our Common Stock or other equity-linked securities will dilute the ownership interests of existing shareholders and may adversely affect the market price of our Common Stock.

The issuance of additional shares or convertible securities by us could make it difficult for another company to acquire us, may dilute the ownership of our common stockholders and could adversely affect the price of our Common Stock.

We may obtain additional financing and may issue additional shares and/or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity and/or preferred shares. Issuing additional shares of our Common Stock, other equity securities, and/or securities convertible into equity may dilute the economic and voting rights of our existing shareholders, reduce the market price of outstanding shares of our Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. The potential issuance of additional securities may delay or prevent a change in control of us, discourage bids for our securities at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our securities, including our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Common Stock bear the risk that our future offerings and exercise of any options under any stock option plans that we may implement may reduce the market price of our Common Stock and dilute their percentage ownership.

We will incur significant costs as a result of being a public company, including additional legal, accounting, insurance and other expenses, as well as costs associated with public company reporting requirements.

We will incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We will incur significant costs associated with complying with the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and related rules implemented by the SEC and Nasdaq, or any other national securities exchange on which it may list our securities. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board or board committees or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, it could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our management team is expected to have limited experience managing and operating a U.S. public company.

Certain members of our management team are expected to have limited experience managing and operating a U.S. publicly traded company, interacting with U.S. public company investors, and complying with the increasingly complex laws pertaining to U.S. public companies. The transition to being a U.S. public company subjects us to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of U.S. public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. To support our operations as a U.S. public company, we plan to recruit additional qualified employees or external consultants with relevant experience, which will increase our operating costs in future periods. Should any of these factors materialize, our business, financial condition and results of operations could be adversely affected.

If we are unable to maintain an effective system of internal controls and compliances, our business and reputation could be adversely affected.

Although we plan to manage regulatory compliance by monitoring and evaluating our internal controls to ensure that it is in compliance with all relevant statutory and regulatory requirements, there can be no assurance that deficiencies in our internal controls and compliances will not arise, or that it will be able to implement, and continue to maintain, adequate measures to rectify or mitigate any such deficiencies in our internal controls, in a timely manner or at all. We cannot assure that there will be no instances of inadvertent non-compliances with statutory requirements, which may subject it to regulatory action, including monetary penalties, which may adversely affect our business and reputation.

Our failure to timely and effectively implement controls and procedures required by Sections 302 and 404(a) of the Sarbanes-Oxley Act that are applicable to it could have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Global Market. Section 302 of the Sarbanes-Oxley Act will require, among other things, that we report on and evaluate the effectiveness of our disclosure controls and procedures in our quarterly and annual reports. Section 404 of the Sarbanes-Oxley Act requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal control over financial reporting beginning with the second Annual Report on Form 10-K after the Closing of the Business Combination. Additionally, once we cease to be an emerging growth company, our independent registered accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC. We may in the future identify material weaknesses or significant deficiencies that it may be unable to remedy before the requisite deadline for those reports. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause it to fail to meet our financial reporting obligations or result in material misstatements or omissions in our financial statements, which could adversely affect our business, invite regulatory scrutiny, and reduce the market price of our Common Stock.

We are an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our Common Stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. While we remain an emerging growth company, we will be permitted to, and plan to, rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (i) an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley, (ii) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iii) reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements, and (iv) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable.

We cannot predict whether investors will find our Common Stock less attractive if it relies on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for Common Stock. The market price of our Common Stock may be more volatile.

We expect to remain an emerging growth company until the earlier of (i) the last day of the fiscal year (1) following the fifth anniversary of the consummation of the Business Combination, (2) in which we have total annual gross revenue of at least $1.235 billion, or (3) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter, and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Our amended and restated certificate of incorporation (“Charter”) designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit the stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or stockholders.

Our Charter provides that unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim for breach of a fiduciary duty owed by any current or former director, officer, employee, agent or our stockholder to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter, or our Bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery lacks jurisdiction over any such action or proceeding, then another court of the State of Delaware or, if no court of the State of Delaware has jurisdiction, then the United States District Court for the District of Delaware). Our Charter will also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our exclusive forum provision does not apply to a complaint asserting a cause of action arising under the Exchange Act or the rules and regulations promulgated thereunder.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, agents or stockholders, which may discourage such lawsuits against us and such persons. A stockholder that is unable to bring a claim in the judicial forum of our choosing may be required to incur additional costs in the pursuit of actions which are subject to the exclusive forum provisions described above. We believe these choice of forum provisions may benefit us by providing increased consistency in the application of the DGCL and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of the choice of forum provisions included in our governing documents. If a court were to find these provisions of our governing documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our financial condition, results of operations and cash flows.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us, our business. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, it could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. If one or more of the analysts who cover us downgrades our Common Stock or if our reporting results do not meet their expectations, the market price of our Common Stock could decline. Moreover, the market price of our Common Stock may decline after the Business Combination if we do not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial analysts, or the effect of the Business Combination on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of our Common Stock may experience a loss as a result of a decline in the market price of our Common Stock following the Business Combination. In addition, a decline in the market price of our Common Stock following the consummation of the Business Combination could adversely affect our ability to issue additional securities and to obtain additional financing in the future.

We may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, financial condition and operating results.

We may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising and securities. In addition, we may from time to time become subject to government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules and regulations, both foreign and domestic. The scope, determination and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes and proceedings to which we are subject cannot be predicted with certainty, and may result in:

●	substantial payments to satisfy judgments, fines or penalties;

●	substantial outside counsel, advisor and consultant fees and costs, including costs for monitorships or other compliance requirements that last beyond the date of the initial regulatory or other governmental action;

●	substantial administrative costs, including arbitration fees;

●	additional compliance and licensure requirements;

●	loss or non-renewal of then-existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;

●	loss of productivity and high demands on employee time;

●	criminal sanctions or consent decrees;

●	termination of certain employees, including members of our executive team;

●	barring of certain employees from participating in our business in whole or in part;

●	orders that restrict our business or prevent us from offering certain products or services;

●	changes to our business model and practices;

●	an inability to deliver on our strategy;

●	delays to planned transactions, product launches or improvements; and

●	damage to our brand and reputation.

Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results or financial condition because of legal costs, diversion of management resources, reputational damage and other factors.

We are highly dependent on the services of Anthony Pompliano, who will be our Chief Executive Officer and other members of our senior management team. The loss of any of these key individuals could have a material adverse effect on our business, operations, financial condition, and stock price.

We are highly dependent on the services of Anthony Pompliano, who will be our Chief Executive Officer. Although Mr. Pompliano will spend a majority of his business time and attention on our Company and expects to be highly active in our management, he does not expect to devote his full time and attention to us. Mr. Pompliano will continue to lead Professional Capital Management and to serve as Chief Executive Officer and member of the board of directors of ProCap Acquisition Corp, a special purpose acquisition company, among other business ventures. As a result, he may devote less time to us than if he was not engaged in other business activities. While Mr. Pompliano owes fiduciary duties to our stockholders, he may also owe fiduciary duties to shareholders of other companies with which he may be affiliated. We are in the process of obtaining key man insurance for certain executives, including our Chief Executive Officer, Mr. Pompliano, to mitigate the financial risks associated with the loss of their services, such insurance may not be sufficient to fully cover the potential disruption caused by the loss of these executives. Mr. Pompliano is not bound by an employment agreement for any specific term and, if we were unable to retain him, we may not be able to successfully attract and retain a qualified replacement. Furthermore, the loss of any key personnel could impact our ability to maintain relationships with customers, partners, and investors, or to execute our business strategy effectively, particularly if a suitable replacement cannot be found in a timely manner. The unanticipated departure of any of our key executives could cause uncertainty among investors and employees, potentially leading to stock price volatility or operational challenges. Additionally, the absence of our key executives could result in significant management and operational gaps that could take time to address, which could negatively affect our ability to meet business objectives.

We have engaged in transactions with our affiliates and we expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our stockholders’ best interests.

We have engaged in transactions, and we expect to continue to engage in transactions with affiliated companies. Related party transactions can create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

For example, Legacy ProCap entered into the Services Agreement on June 23, 2025 that was assigned to us upon Closing with Professional Capital Management, an entity owned and controlled by Mr. Pompliano, our Chief Executive Officer. Under the Services Agreement, Professional Capital Management provides consulting and marketing services to us. The term of the Services Agreement is four years and automatically renews annually thereafter, however, the Services Agreement may be terminated by either party upon 30-days’ written notice. The purpose of the Services Agreement is for Professional Capital Management to provide certain services and resources to support our growth. The services that Professional Capital Management provides through the Services Agreement are different than the services Mr. Pompliano provides in his role as Chief Executive Officer of our Company. As we mature, we expect that it will use fewer of Professional Capital Management’s services pursuant to the Services Agreement.

Mr. Pompliano has entered into a separate non-compete agreement, which is limited to him becoming a Control Person (as defined in the non-compete agreement) of a public company with a Bitcoin treasury strategy focus until the earlier of (i) eighteen months after Closing and (ii) six months after he ceases to be a Control Person of our Company. If Mr. Pompliano were to terminate his employment with our Company, or if Mr. Pompliano became a Control Person of a public or private company with a Bitcoin treasury strategy, such action could cause Professional Capital Management to terminate the Services Agreement with us or have a material impact on our future business operations and financial condition.

These transactions between Legacy ProCap, us, and other entities controlled by Mr. Pompliano may raise potential conflicts of interest and could result in business arrangements that are not as favorable to us as those with unrelated third parties. In particular, Mr. Pompliano will have significant influence over our operations and the interests of his other business ventures, including in Professional Capital Management, may conflict with our interests. These conflicts of interest could arise in situations where our business needs and Mr. Pompliano’s personal or other business interests diverge. If any such conflicts arise, they could harm our business or reputation, lead to regulatory scrutiny, or result in adverse financial or operational consequences. Although we have adopted policies and procedures intended to address such conflicts of interest, there can be no assurance that these measures will effectively mitigate all risks associated with related-party transactions.

Equity-based compensation awards to our Chief Executive Officer and directors may expose us to reputational risk, stockholder discontent, dilution to existing holders of our Common Stock or litigation, which could have an adverse impact on our business, reputation, and results of operations.

Our Chief Executive Officer, Anthony Pompliano, and members of our board of directors will receive a significant portion of their compensation in the form of incentive-based equity awards that are subject to the achievement of specified performance metrics over multi-year periods. While these awards are designed to align incentives with long-term company performance and stockholder returns, the structure, size, or outcome of such awards may not be viewed as appropriately calibrated by stockholders, proxy advisory firms, or the general public.

If our Chief Executive Officer and directors receive substantial equity compensation due to the achievement of certain performance metrics that are perceived as insufficiently rigorous, misaligned with actual performance, or not reflective of broader stockholder value creation, we may be subject to negative publicity, or reputational damage. Additionally, we may face scrutiny from institutional investors or governance advocacy groups, which could impact investor sentiment and ultimately stock price.

Moreover, actual or perceived misalignment in the design, disclosure, or approval of such compensation arrangements could increase the likelihood of stockholder derivative litigation, including claims of breach of fiduciary duty, corporate waste, or inadequate disclosure under securities laws. Even if such claims are without merit, defending against them could require significant time and result in substantial legal costs. Defense of any claim, any adverse judgment, or settlement could have a material adverse effect on our financial condition, business, or reputation.

In addition, the issuance of equity awards to our Chief Executive Officer and directors will increase the number of outstanding shares of our Common Stock, which will dilute the ownership interests of existing stockholders. Such dilution may be significant depending on the size of the awards and future equity grants and could adversely affect the market price of our Common Stock and the voting power of existing stockholders. Furthermore, because these awards may be structured to vest upon the achievement of performance metrics or service-based milestones, the timing and magnitude of such dilution may be unpredictable. Any such dilution could also make it more difficult for existing stockholders to realize future appreciation in the value of their investment.

Excessive severance arrangements may discourage the timely termination of underperforming executives and could negatively impact our performance, governance practices, and reputation.

Upon Closing, we entered into severance arrangements with certain of our executive officers, including our Chief Executive Officer, Anthony Pompliano, that provide for significant payments and benefits upon termination of employment under specified circumstances. While these arrangements are intended to attract and retain experienced leadership, they may reduce our ability to remove executives whose performance does not meet expectations.

If the severance benefits payable upon termination are perceived to be excessive in light of the executive’s experience, performance or tenure, we may be disincentivized from pursuing termination due to the associated financial cost or potential public scrutiny. This could result in the continued employment of underperforming executives, which may hinder our ability to execute strategic initiatives, weaken operational effectiveness, and impair long-term value creation for stockholders.

Additionally, such arrangements may be criticized by stockholders, proxy advisory firms, or corporate governance advocates, particularly if the terms are viewed as misaligned with market practice or performance outcomes. This may lead to reputational harm, litigation, or increased scrutiny of our executive compensation practices. In some cases, these concerns may give rise to stockholder litigation alleging breaches of fiduciary duty or corporate waste. Defending against such actions could be costly and time-consuming, and an adverse outcome could materially affect our financial condition and results of operations.

Our decision to compensate our Chief Executive Officer at a rate of $1 per year may expose us to legal and reputational risks under federal and New York State labor laws.

We currently compensate our Chief Executive Officer, Anthony Pompliano, at an annual salary of $1. While it is not uncommon for executives of growth-stage companies to forego cash compensation, and this arrangement is intended to reflect Mr. Pompliano’s personal commitment to us and is voluntarily undertaken, it is significantly below the minimum wage requirements under both the federal Fair Labor Standards Act and the New York State Labor Law. There is no legal exception that would allow us to not pay an executive at least minimum wage for all hours worked, plus potentially overtime pay for hours worked in excess of 40 hours per week.

While Mr. Pompliano will receive other compensation from us in the form of incentive-based equity, there is a risk that regulatory authorities or courts could determine that our compensation arrangement does not meet the applicable legal standards. This could subject us to investigations, governmental agency audits, litigation, penalties, and potential back-pay, liquidated damages, and attorneys’ fees obligations. The annual salary of $1 is also insufficient with respect to satisfying standard employee withholdings and deductions, such as for certain insurances and statutory benefits (e.g., disability and paid family leave in New York). Moreover, any such actions could divert management’s attention, result in significant costs, and negatively impact our reputation with investors, regulators, and potential employees. Further, this compensation arrangement could generate negative public perception or scrutiny, particularly in light of broader concerns about labor practices and executive governance. Any adverse outcome from this arrangement could result in damages for unpaid wages, liquidated damages, civil penalties, interest, and attorney’s fees, which could materially and adversely affect our business, financial condition, results of operations, and reputation.

Our directors and executive officers are active on social media, which may pose risks to our reputation, create regulatory or disclosure concerns, and impact the Common Stock price.

Certain of our directors and executive officers maintain active personal or professional social media accounts, including on platforms such as X (formerly known as Twitter), LinkedIn, Instagram, and others. Although these individuals may not intend to speak on behalf of us, statements made on social media whether related to our business or unrelated personal views - may nonetheless be attributed to us. This could result in reputational harm, increased media or regulatory scrutiny, or adverse reactions from investors, customers, or other stakeholders.

Additionally, if any such communications are deemed to be incorrect, include material nonpublic information or are inconsistent with our public disclosures, we could face legal, regulatory, or investor relations challenges. We may also be required to address or clarify such statements, which could divert management’s attention, result in increased costs, and negatively impact the Common Stock price. While we will maintain disclosure controls and provide guidelines to our officers and directors, we cannot guarantee compliance at all times or prevent the dissemination of information that may adversely affect our business, results of operations, or financial condition.

Finally, the considerable expansion in the use of social media over recent years has increased the volume and speed at which negative publicity arising from these events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. In addition, negative or inaccurate posts or comments about us on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them.

Risks Related to Ownership of Our Common Stock.

We have identified a material weakness in our internal control over financial reporting. If we are unable to maintain effective internal controls, the accuracy and timeliness of our financial reporting may be adversely affected, which could cause the market price of our Common Stock to decline, lessen investor confidence and harm our business.

As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, and our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

During the preparation of our financial statements included elsewhere in this Annual Report we identified a material weakness in our internal control over financial reporting. The Public Company Accounting Oversight Board (the “PCAOB”) defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

A description of the material weakness identified is included under “Part II – Item 9A – Controls and Procedures.”

We are in the process of developing a remediation plan designed to remediate the identified material weakness; however the material weakness will not be considered remediated until the action items arising out of the plan have been implemented and the new controls and procedures have been operating effectively for a sufficient period of time. While we will work to remediate the material weakness as quickly and efficiently as possible, we cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time-consuming and costly and might place significant demands on our financial and operational resources.

As permitted under the U.S. securities laws, neither we nor our independent registered public accounting firm have performed or are required to perform an evaluation of the effectiveness of our internal control over financial reporting. In the future, we may identify additional material weaknesses or significant deficiencies in our internal control over financial reporting.

Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our Company. Any weaknesses or deficiencies or any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our consolidated financial statements, which could adversely affect our business and reduce the price of our Common Stock.

If we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, our independent registered public accounting firm may not issue an unqualified opinion. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our Common Stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Volatility in our share price could subject us to securities class action litigation.

The market price of the shares of our Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their shares have been subject to securities class action litigation. We may be the target of this type of litigation and investigations. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

The financial forecasts for us are based on various assumptions that may not be realized.

Any financial forecasts or projections provided in connection with the Business Combination are based on numerous assumptions regarding future events and circumstances, many of which are beyond our control. There can be no assurance that these assumptions will prove to be accurate or that the projected results will be realized. Actual results may differ materially from those forecasted, and investors should not place undue reliance on such projections.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

Our management currently expects that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts cease coverage of us or fails to publish reports on it regularly, our share price or trading volume could decline. While our management expects research analyst coverage, if no analysts commence coverage of us, the trading price and volume for our Common Stock could be adversely affected.

We may or may not pay cash dividends in the foreseeable future.

Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, applicable law, regulations, restrictions, our respective results of operations, financial condition, cash requirements, contractual restrictions, our future projects and plans and other factors that our Board may deem relevant. In addition, our ability to pay dividends depends significantly on the extent to which it receives dividends from us and there can be no assurance that we will pay dividends. As a result, capital appreciation, if any, of our Common Stock will be an investor’s sole source of gain for the foreseeable future.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value. Share repurchases and dividend payments, including recent changes in the amount of our dividend, could also increase the volatility of the trading price of our Common Stock and will diminish our cash reserves.

On December 9, 2025, our Board authorized a share repurchase plan (the “2025 Repurchase Program”), pursuant to which the Company is authorized to repurchase, up to a maximum aggregate amount of $100 million of shares of the Company’s Common Stock. We cannot guarantee that the 2025 Repurchase Program will be fully consummated. The 2025 Repurchase Program allows the Company to purchase shares of its Common Stock from time to time in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. The Company is not obligated to repurchase any of its shares of Common Stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of certain safe harbors provided under the Exchange Act, alternative uses of capital, and other factors. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading price of our Common Stock.

As a result of the resignation of one of our directors in January 2026, we are not in compliance with Nasdaq rules regarding the composition of our board of directors and audit committee, and there is a risk of delisting if the non-compliance is not cured within the time period allowed by Nasdaq.

On January 21, 2026, William H. Miller IV resigned from our board of directors, or Board. Mr. Miller was one of three members of the audit committee of our Board. As a consequence of Mr. Miller’s resignation, we became out of compliance with Nasdaq Listing Rule 5605(c)(2), which requires that the board of directors of a Nasdaq listed company have an audit committee made up of at least three independent directors. On January 22, 2026, we advised Nasdaq of Mr. Miller’s resignation, its consequences with regard to compliance with Nasdaq Listing Rules 5605(c)(2) and our intention to regain compliance with Nasdaq Listing Rule 5605(c)(2) in a timely manner. In accordance with Nasdaq Listing Rule 5605(c)(4), we have an automatic cure period in order to regain compliance with Nasdaq Listing Rule 5605(c)(2) until (i) the earlier of our next annual stockholders’ meeting or January 21, 2027; or (ii) if our next annual stockholders’ meeting is held before July 20, 2026, then we must evidence compliance no later than July 20, 2026. We intend to appoint a third independent director to our Board and audit committee and thereby regain compliance with Nasdaq Listing Rule 5605(c)(2), prior to our next annual meeting of stockholders. However, if we are unable to regain compliance with Nasdaq Listing Rule 5605(c)(2) in a timely manner, the Nasdaq will commence suspension and delisting procedures.

Risks Related to the Convertible Notes

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Convertible Notes and could have a further material adverse effect on our business, financial condition and results of operations.

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. Our indebtedness could have important consequences to the holders of our Common Stock, including:

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

●	making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;

●	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

●	possibly placing us at a competitive disadvantage compared to our competitors that have less debt;

●	limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable;

●	federal and state fraudulent transfer laws may permit a court to void the Convertible Notes and, if that occurs, the noteholders may not receive any payments on the Convertible Notes;

●	We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes, repurchase the Convertible Notes upon a fundamental change, purchase the Convertible Notes if tendered at the option of holders at the date specified in the indenture that governs the Convertible Notes (the “Indenture”) or repay the Convertible Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of the Convertible Notes;

●	the accounting method for convertible debt securities that may be settled in cash, including the Convertible Notes, may have a material effect on our reported financial results; and

●	the market price of the Convertible Notes, which may fluctuate significantly, may directly affect the market price for the Common Stock.

We may be able to incur significant additional indebtedness in the future and this could result in additional risk.

If we incur any additional indebtedness that ranks equally with the Convertible Notes, subject to any collateral arrangements, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with our insolvency, liquidation, reorganization, dissolution or other winding up as a company. This may have the effect of reducing the amount of proceeds paid to our creditors and stockholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could increase. Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Convertible Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful or be on commercially reasonable terms, which would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the Convertible Notes and could force us into bankruptcy or liquidation.

Our ability to make scheduled payments on or to refinance our debt obligations, including the Convertible Notes, depends on our financial condition and results of operations, which in turn are highly dependent on and correlated with the value and performance of our Bitcoin holdings, as well as subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Convertible Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Convertible Notes. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the Indenture that governs the Convertible Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Further, the Indenture that governs the Convertible Notes contains provisions that will restrict our ability to dispose of assets constituting collateral that secures the repayment of the Convertible Notes and use the proceeds from any such disposition. While we may dispose of assets not constituting collateral, it may not be able to consummate those dispositions quickly or at all or to obtain the proceeds that could be realized from such dispositions. In addition, any such dispositions and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

If we cannot make scheduled payments on our indebtedness, to the extent applicable, we will be in default and holders of the Convertible Notes and our other indebtedness could declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. If we breach the covenants under our debt instruments, we would be in default under such instruments. The holders of such indebtedness could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. All of these events could result in the noteholders losing their entire investment in the Convertible Notes.

Additionally, in the event of a foreclosure on the collateral securing the Convertible Notes, the interests of our equity holders would be adversely affected. The collateral may include assets material to our business, including Bitcoin or other digital assets, and the loss of such assets could significantly impair our operations, financial condition, and prospects. Furthermore, because the claims of secured creditors generally take priority over those of equity holders in a bankruptcy or liquidation scenario, any such foreclosure could materially diminish or eliminate the residual value of our equity. As a result, holders of our Common Stock could lose all or a substantial portion of their investment in the event of a default and subsequent enforcement of remedies by the holders of the Convertible Note.

The debt documents governing debt incurred by us other than the Convertible Notes may contain terms that restrict our current and future borrowing costs and reduce our access to capital.

The terms of debt documents for indebtedness that we may incur other than the Convertible Notes may impose significant operating and financial restrictions on us. These restrictions could limit our ability to incur additional indebtedness, pay dividends, make investments, sell assets, or engage in certain business transactions. Such covenants may also require us to maintain specified financial ratios or meet other financial conditions. These restrictions could limit our flexibility in responding to changing business and economic conditions, increase our borrowing costs, and reduce our ability to obtain additional financing on favorable terms or at all. If we are unable to comply with the covenants or other terms of the Indenture or any other debt documents pursuant to which it incurs indebtedness other than the Convertible Notes, it could result in an event of default, which could have a material adverse effect on our business, financial condition, and results of operations.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies, if any, may increase our future borrowing costs and reduce our access to capital.

There can be no assurances that any rating assigned to our debt securities will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Convertible Notes. Credit ratings are not recommendations to purchase, hold or sell the Convertible Notes, and may be revised or withdrawn at any time. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Convertible Notes.

Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the Convertible Notes is subsequently lowered or withdrawn for any reason, our noteholders may not be able to resell their Convertible Notes at a favorable price or at all.

The Convertible Notes will be secured by a substantial portion of our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our secured indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Under the Indenture associated with the Convertible Note Financing, we have up to 30 days from the Closing to 1.0:1.0 times collateralize the Convertible Notes using a mix of Bitcoin (with Bitcoin being valued at 50% for collateral calculation purposes), cash and cash equivalents (with cash and cash equivalents being valued at 100% for collateral calculation purposes). As of February 12, 2026 the company held 3,000 Bitcoin and $26.7 million in cash with US Bank for collateral of the Convertible Notes. This collateral composition is subject to change to account for market conditions, including the price of Bitcoin. In the event of our insolvency, liquidation, dissolution, or reorganization, the assets securing the Convertible Notes will be available to satisfy the claims of the holders of the Convertible Notes and other secured creditors before any remaining value is available to satisfy the claims of our unsecured creditors or holders of our equity securities. If the value of the secured assets is insufficient to repay all amounts owed under the Convertible Notes and other secured obligations, our general creditors and equity holders may not receive any recovery. Because a significant portion of our assets consists of Bitcoin, the value of the collateral securing the Convertible Notes is subject to extreme volatility. See the risk factors entitled “Our principal asset is Bitcoin. The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin strategy” and “Bitcoin is a highly volatile asset, and our operating results and market price may significantly fluctuate, including due to the highly volatile nature of the price of Bitcoin and erratic market movements.” Sharp declines in the price of Bitcoin could require us to pledge additional Bitcoin, cash, or cash equivalents in order to maintain the collateral coverage required under the terms of the Convertible Notes. Furthermore, the existence of these security interests may limit our ability to incur additional secured indebtedness, dispose of assets, or obtain additional financing, thereby reducing our financial flexibility and ability to respond to business opportunities or adverse developments.

Federal and state fraudulent transfer laws may permit a court to void the Convertible Notes and, if that occurs, the Convertible noteholders may not receive any payments on the Convertible Notes.

Under U.S. federal and state laws, a court may void or otherwise decline to enforce the Convertible Notes, or subordinate the Convertible Notes to our other obligations, if it finds that, at the time the Convertible Notes were issued, we received less than reasonably equivalent value or fair consideration for the Convertible Notes and, among other things, (i) was insolvent or rendered insolvent by reason of the issuance of the Convertible Notes, (ii) was engaged in a business or transaction for which our remaining assets constituted unreasonably small capital, or (iii) intended to incur, or believed it would incur, debts beyond our ability to pay as they mature. In addition, a court could void the Convertible Notes if it finds that they were issued with actual intent to hinder, delay, or defraud creditors. If a court were to take any such action, noteholders could lose their right to payment on the Convertible Notes, which would have a material adverse effect on their investment.

The conversion rate of the Convertible Notes may not be adjusted for all dilutive events that may occur.

The terms of the Convertible Notes provide for adjustments to the conversion rate in certain circumstances, such as stock splits, stock or cash dividends, certain distributions, tender or exchange offers or a “Make-Whole Fundamental Change” (as such term is defined in the Indenture). However, the conversion rate will not be adjusted for every event that could have a dilutive effect on the value of the Convertible Notes or the underlying our Common Stock. As a result, events may occur that adversely affect the value of the Convertible Notes or the Common Stock into which the Convertible Notes are convertible, but that do not result in an adjustment to the conversion rate. This could result in noteholders receiving less value upon conversion than they would have if the conversion rate had been adjusted for all such events.

The increase in the conversion rate applicable to the Convertible Notes that holders convert in connection with a redemption or conversion may not adequately compensate noteholders for the lost option time value of the Convertible Notes.

If we elect to redeem the Convertible Notes or if certain other events occur, the conversion rate may be increased for notes converted in connection with such events. However, the amount of any such increase may not fully compensate noteholders for the lost time value of their option to convert the Convertible Notes at a later date. As a result, noteholders who convert their notes in connection with a redemption or other event may receive less value than they would have received if they had been able to hold the Convertible Notes until a later date or convert at a more favorable time.

Liquidity, regulatory actions, changes in market conditions and other events may adversely affect the trading price and liquidity of the Convertible Notes and the ability of investors to implement a convertible note arbitrage trading strategy.

The trading price and liquidity of the Convertible Notes may be affected by a variety of factors, including changes in market conditions, regulatory actions, and other events beyond our control. These factors may make it difficult for investors to buy or sell the Convertible Notes at desired prices or in desired quantities. In addition, the ability of investors to implement a convertible note arbitrage trading strategy, which typically involves taking offsetting positions in the Convertible Notes and the underlying our Common Stock, may be adversely affected by limited liquidity or other market disruptions. As a result, investors may not be able to realize the expected returns from their investment in the Convertible Notes.

Upon conversion of the Convertible Notes, noteholders may receive less valuable consideration than expected because the value of the Common Stock may decline after noteholders exercise their conversion right but before we settle the conversion obligation.

When a noteholder elects to convert notes into our Common Stock, there may be a delay between the time the conversion right is exercised and the time we deliver the shares or other consideration. During this period, the market price of our Common Stock may decrease, resulting in the Convertible Notes noteholder receiving less valuable consideration than anticipated at the time of conversion. This risk is heightened during periods of market volatility or if there are delays in settlement.

Conversion or redemption may adversely affect noteholders’ return on the Convertible Notes.

If the Convertible Notes are converted or redeemed prior to maturity, noteholders may not realize the full potential return on their investment. Early conversion or redemption may occur at times when the market price of our Common Stock is unfavorable or when interest rates or other market conditions would otherwise make holding the Convertible Notes more advantageous. As a result, noteholders may receive less value than if they had held the Convertible Notes to maturity or converted at a later, more favorable time.

Investors in the Convertible Notes may have to pay U.S. federal income tax if we adjust the conversion rate of the Convertible Notes in certain circumstances, even if they do not receive any cash.

In certain circumstances, an adjustment to the conversion rate of the Convertible Notes may be treated as a taxable distribution to noteholders for U.S. federal income tax purposes, even if noteholders do not receive any cash or other property as a result of the adjustment. Noteholders may be required to include the amount of such a distribution in their taxable income and pay tax on it, even though they have not received any cash with which to pay the tax. The tax treatment of such adjustments is complex and may vary depending on individual circumstances.

The accounting method for convertible debt securities that may be settled in cash, including the Convertible Notes, may have a material effect on our reported financial results.

Under applicable accounting standards, we will be required to separately account for the liability and equity components of the Convertible Notes, which will result in the recognition of non-cash interest expense in our financial statements. This could have a material effect on our reported net income, earnings per share, and other financial measures. In addition, changes in accounting rules or interpretations could further affect the accounting treatment of the Convertible Notes and our reported financial results.

The market price of our Common Stock, which may fluctuate significantly, may directly affect the value of the Convertible Notes.

The market price of our Common Stock is likely to fluctuate due to various factors, including our financial performance, industry trends, general economic conditions, and market sentiment. Because the Convertible Notes are convertible into Common Stock, the value of the Convertible Notes will be directly affected by fluctuations in the market price of our Common Stock. A decline in the market price of our Common Stock could reduce the value of the Convertible Notes and the amount that noteholders would receive upon conversion.

There is expected to be limited trading and liquidity for the Convertible Notes, and notwithstanding any registration rights and trading being facilitated through the facilities of The Depository Trust Company, holders’ ability to sell the Convertible Notes could be limited.

The Convertible Notes are a new issue of securities for which there is expected to be only a limited trading market. Although the Convertible Notes may be eligible for trading through the facilities of The Depository Trust Company and we have granted registration rights, there can be no assurance that an active trading market for the Convertible Notes will develop or be maintained. As a result, holders may not be able to sell their notes at desired times or prices, or at all. The lack of liquidity could adversely affect the market value of the Convertible Notes.

Noteholders will not be entitled to any rights with respect to our Common Stock, but will be subject to all changes made with respect to our Common Stock.

Until a noteholder converts notes into our Common Stock, the Convertible Notes noteholder will not have any rights as a stockholder, including voting rights or rights to receive dividends or other distributions. However, the value of the Convertible Notes may be affected by changes in the rights, preferences, or privileges of our Common Stock, or by other actions taken by us with respect to our Common Stock. As a result, noteholders are subject to the risks associated with changes affecting our Common Stock, even though they do not have the rights of stockholders.

The Convertible Notes are convertible into our Common Stock. As a result, noteholders will be subject to all of the risks associated with holding our Common Stock of a public company listed on Nasdaq.

Because the Convertible Notes are convertible into shares of our Common Stock, noteholders will be exposed to the risks associated with an investment in our Common Stock. These risks include, among others, the risk of fluctuations in the market price of our Common Stock, the risk that we may not pay dividends, and the risk that our business, financial condition, or results of operations may be adversely affected by factors beyond our control. In addition, as a public company listed on Nasdaq, we are subject to extensive regulation and reporting requirements, and any failure to comply with these requirements could adversely affect the value of our Common Stock and, consequently, the value of the Convertible Notes.

Cross-default provisions under the Indenture and under indebtedness documents governing our indebtedness other than the Convertible Notes could result in liquidity issues and impact our ability to repay our indebtedness obligations generally.

The Indenture contains a cross-default provision that allows for the holders of the Convertible Notes to accelerate repayment of the Convertible Notes in the event of (i) a payment default with respect to any of our indebtedness other than the Convertible Notes in an amount equal to or greater than one-hundred million dollars ($100,000,000) (or our foreign currency equivalent) in the aggregate or (ii) any other default under any such indebtedness that results in such indebtedness becoming or being declared due and payable before our stated maturity.

In addition, the breach of the covenants under the Indenture, including defaults related to payment, conversion of the Convertible Notes or bankruptcy or insolvency-related issues, among other defaults, could result in an event of default under our indebtedness other than the Convertible Notes, assuming the documents governing any such indebtedness contain similar cross-default or cross-acceleration provisions. Such a default under the Indenture would allow the creditors under such other indebtedness to accelerate the repayment of their indebtedness.

A triggering of any such cross-default or cross-acceleration provisions under the Indenture and/or such other indebtedness on a stand-alone or simultaneous basis could create liquidity issues and adversely impact our ability to repay the Convertible Notes and/or such other indebtedness. An inability of us to repay the holders of the Convertible Notes would give such holders the right to proceed against the collateral granted to them to secure such indebtedness. Assuming such other indebtedness other than the Convertible Notes is also secured, the creditors under such indebtedness would similarly have the right to proceed against the collateral granted to them to secure their indebtedness. Additionally, we may not be able to incur additional loans from other lenders to enable it to refinance the Convertible Notes and/or any such other indebtedness.

Risks Related to Taxation

Unrealized fair value gains on our Bitcoin holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the IRS issued proposed regulations with respect to the application of CAMT.

Additionally, we are required to adopt ASU 2023-08, under which Bitcoin holdings must be measured at fair value in our statement of financial position, with gains and losses from changes in the fair value of our Bitcoin recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08, we may be subject to CAMT in the 2026 taxable year and beyond. If we become subject to CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

Realized losses and our inability to obtain all expected tax benefits could adversely affect our business, results of operations, and cash flows.

Our business is exposed to significant price volatility and operational risks inherent in the Bitcoin ecosystem, which may cause us to incur realized losses on digital asset positions, hedges, lending or staking arrangements, and other activities. Market dislocations, sharp declines in Bitcoin prices, forced liquidations, counterparty defaults, or changes in trading or custody practices may require us to sell assets at unfavorable prices or incur losses on settlements and unwinds. In addition, changes in accounting standards or their application may accelerate recognition of losses or reduce the timing or magnitude of gains, which can increase earnings volatility and negatively impact regulatory capital, liquidity management, and debt covenant compliance. Any sustained period of realized losses could materially reduce our cash flows and capital resources and constrain our ability to invest in growth initiatives.

We may be unable to realize the full value of our expected tax benefits, including net operating losses, capital loss carryforwards, tax credit carryforwards, and deductions relating to our digital asset activities. The characterization and timing of income, gains, and losses from digital assets remain areas of evolving and, in some jurisdictions, unsettled tax law. As a result, tax authorities may challenge our positions, deny deductions, recharacterize transactions, or otherwise reduce the availability of anticipated tax attributes. Moreover, limitations under applicable tax law—such as restrictions on the use of capital losses against ordinary income, annual utilization caps, separate-return limitation year rules, or ownership change limitations—could defer, diminish, or eliminate our ability to utilize carryforwards. Changes in tax legislation, regulations, administrative guidance, or judicial decisions, in the United States or in non-U.S. jurisdictions where we operate, could further reduce the expected benefit of our tax attributes or require us to establish additional valuation allowances.

We periodically assess the realizability of our deferred tax assets and may be required to record or increase a valuation allowance if we experience losses, reduced forecasted taxable income, or adverse changes in tax law or audit outcomes. Establishing or increasing valuation allowances would increase our tax expense and reduce net income. In addition, if we experience an “ownership change” for tax purposes, our ability to use net operating loss carryforwards and certain built-in losses may be subject to significant annual limitations. To the extent our realized losses increase while our expected tax benefits decline or are deferred, our effective tax rate may rise and our after-tax results and cash flows could be materially and adversely affected.

Risks Related to the Merger with CFO Silvia

If the conditions to the Agreement and Plan of Merger between Silvia Merger Sub, CFO Silvia, Shain Noor, and the Company (the “Merger”) are not satisfied or waived, the Merger may not be consummated.

The closing of the Merger is subject to a number of conditions as set forth in the Agreement and Plan of Merger that must be satisfied or waived, including, among others, the approval of the Merger proposal by our shareholders at the special meeting and the other conditions described in the Merger Agreement.

There can be no assurance as to whether or when the conditions to the closing of the Merger will be satisfied or waived or as to whether or when the merger will be consummated. If the conditions are not satisfied or waived, the Merger may not be consummated or the closing may be delayed, and we and CFO Silvia may each lose some or all of the intended benefits of the Merger.

There is no assurance when or if the Merger will be completed.

If the Merger is not completed, our stock price may decline or fluctuate significantly.

The market price of our Common Stock is subject to significant fluctuations. The market price of our shares of Common Stock will likely be volatile based on whether shareholders and other investors believe that we can complete the Merger. In addition, our shares of Common Stock are expected to be subject to such significant fluctuations even if the Merger is completed.

The volatility of the market price of our shares of Common Stock may be exacerbated by low trading volume or other factors. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against such companies.

The market price of our shares of Common Stock following the Merger may decline as a result of the Merger.

The market price of our shares of Common Stock may decline as a result of the Merger for a number of reasons, including if:

●	investors react negatively to the prospects of the combined company’s business and prospects following the closing of the Merger;

●	the effect of the Merger on the combined company’s business and prospects following the closing of the Merger is not consistent with the expectations of financial or industry analysts; or

●	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by shareholders or financial or industry analysts.

Anthony Pompliano’s indirect ownership interests in CFO Silvia may create conflicts of interest, which could result in terms that are less favorable to the Company than those that could have been obtained otherwise.

Anthony Pompliano has interests in the Merger that may be different from, or in addition to, those of CFO Silvia stockholders. Certain of CFO Silvia’s directors and executive officers negotiated the terms of the Merger Agreement and some of them hold executive positions in us. Some of such relations may create conflicts with the interests of CFO Silvia or us. For example, Anthony Pompliano is also the Chief Executive Officer of Professional Capital Management, a majority holder of CFO Silvia. Further, certain of our stockholders of also hold shares of CFO Silvia. Inflection Points, Inc. holds shares of us and is a majority holder of CFO Silvia.

The members of our Board were aware of and considered these interests in evaluating the Merger and in making our recommendation.

The special committee of the Company’s Board established in connection with the Merger with CFO Silvia may not be effective in mitigating conflicts of interest.

The Board established a special committee composed of independent and disinterested directors (the “Special Committee”) to evaluate the Merger and make a recommendation to the Board regarding whether the Merger is fair to, and in the best interests of, the Company and its unaffiliated stockholders. While the Special Committee was formed to address potential conflicts of interest arising from the Merger, there can be no assurance that the Special Committee will be effective in eliminating or adequately mitigating all conflicts of interest or that the processes and procedures adopted by the Special Committee will result in outcomes equivalent to those that would have been achieved in the absence of such conflicts.

Certain members of the Company’s management and Board may have interests in the Merger that are different from, or in addition to, those of the Company’s stockholders generally. These interests may create actual or potential conflicts of interest and could influence the perspectives and recommendations of individuals involved in evaluating, negotiating, or approving the Merger. Although the Special Committee has retained independent legal and financial advisors to assist in its evaluation of the Merger, the effectiveness of the Special Committee depends on numerous factors, including the quality and completeness of information provided to the Special Committee, the expertise and diligence of the Special Committee members and their advisors, the limitations inherent in the Special Committee’s mandate and authority, and the ability of the Special Committee to identify and address conflicts that may not be immediately apparent.

Furthermore, the Special Committee’s evaluation and recommendation were not necessarily based on the information available at the time of its deliberations and may not account for developments or risks that materialize after the Special Committee completed its work. The measures undertaken by the Special Committee, while designed to protect the interests of unaffiliated stockholders, may prove insufficient if conflicts of interest were not fully identified, disclosed, or addressed, or if the processes employed by the Special Committee contained limitations or deficiencies that were not recognized at the time. Accordingly, notwithstanding the establishment and work of the Special Committee, stockholders may not receive the same level of protection or outcomes that would exist in a transaction negotiated entirely at arm’s length between unrelated parties.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our management team manages our security program, which is focused on assessing, identifying, and managing cyber risk and information security threats. We evaluate cybersecurity on an ongoing basis, and it is a risk monitored through our overall enterprise risk management program, including by our executive leadership and Board, described below under “—Governance.”

To proactively manage cybersecurity risk in our organization, our management team has instituted a cybersecurity policy that is available to all employees.

Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component thereof. Our cybersecurity processes and practices are fully integrated into the Company’s risk management efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats.

As one of the critical elements of our overall risk management approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the Board any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to evaluate and monitor our security controls, as well as to conduct independent audits or consulting on best practices to address new challenges.

To date, our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future. For more information on our cybersecurity-related risks, see “Risk Factors” in Item 1A of Part I of this Annual Report.

Governance

Our Board addresses the Company’s cybersecurity risk management as part of its general oversight function. Our management, led by our Chief Executive Officer, presents information on our enterprise-wide risks to the Board at each of its regularly scheduled meetings. Members of the management team have extensive experience managing risks at our Company and at similar companies in the past, including risks arising from cybersecurity threats. The Board will convene as necessary to address critical or emerging cybersecurity concerns and to ensure alignment on approach. In the event of an incident, the Company has developed an incident response plan, which sets forth the steps to be followed from incident detection and assessment to mitigation, recovery and notification and reporting, including notifying functional areas (e.g. legal), as well as senior leadership and the board, as appropriate.

While we have prevented cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2. PROPERTIES.

Our principal corporate office is located at 600 Lexington Avenue, Floor 2, New York, New York 10022. We lease approximately 3,418 square feet under an operating sub-lease that can be terminated with 60 days’ notice from either party to the other party. In February 2026 we entered into a lease at 600 Lexington Avenue, Floor 3, New York, New York 10022 for approximately 3,999 square feet with a term ending in October 2029. We believe that these facilities are adequate for our near-term needs and that suitable additional facilities will be available in the future if and when needed.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Currently, we are not a party to any legal proceedings, the outcome of which, if determined adversely, is reasonably expected to individually or in the aggregate have a material adverse effect on our business or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock trades on the Nasdaq under the symbol “BRR.” Our Warrants trade on the Nasdaq under the symbol “BRRWW.”

Holders of Record

As of February 12, 2026, there were approximately 160 holders of record of our Common Stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On May 19, 2025, CCCM consummated its initial public offering (“Initial Public Offering”) of 25,000,000 units (“CCCM Units”), including 3,000,000 CCCM Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each CCCM Unit consisted of one Class A ordinary share and one-half of one redeemable warrant of CCCM with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The registration statement on Form S-1 (the “Registration Statement”) for the Initial Public Offering, initially filed with the SEC on April 25, 2025, as amended (File No. 333-286778), was declared effective on May 15, 2025.

The CCCM Units were sold at a price of $10.00 per CCCM Unit, generating gross proceeds to CCCM of $250,000,000. Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, and Clear Street LLC (“Clear Street”) acted as representatives of the underwriters (the “Representatives”). Simultaneously with the closing of the Initial Public Offering, CCCM consummated the private sale of an aggregate of 705,000 private placement units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $7,050,000. Each Private Placement Unit consisted of one Class A ordinary share and one-half of one warrant. Of the 705,000 Private Placement Units, the Sponsor purchased 265,000 Private Placement Units and the Representatives purchased 440,000 Private Placement Units. The Private Placement Units (and underlying securities) were identical to the CCCM Units sold in the Initial Public Offering, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale.

Upon the closing of the Initial Public Offering on May 19, 2025, an amount of $250.0 million ($10.00 per CCCM Unit) from the net proceeds of the sale of the CCCM Units, and a portion of the proceeds of the sale of the Private Placement Units, were deposited in a trust account (the “Trust Account”) and were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form was intended to be temporary and for the sole purpose of facilitating the intended business combination.

In connection with the Closing of the Business Combination, the holders of 23,434,229 CCCM Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of $239.3 million. Following those redemptions, an aggregate of approximately $16.0 million of funds held in the Trust Account became available following the Business Combination.

Issuer Purchases of Equity Securities

Information relating to the Company’s purchases of its common stock during the year ended December 31, 2025 is as follows:

Period	Total Number of Shares of Common Stock Purchased	Average Price Paid Per Share	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares of Common Stock that May Yet be Purchased Under the Plans or Programs[1]
December 29 – December 31	839,396	$3.39	839,396	$97,153,373
Total	839,396	$3.39	839,396	$97,153,373

1 On December 9, 2025, the Board of Directors of the Company approved the 2025 Repurchase Program. The 2025 Repurchase Program has no expiration date.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, all references in this section to “Pubco,” the “Company,” “ProCap,” “we,” “us,” or “our” refer to ProCap Financial, Inc., a Delaware corporation. The following discussion and analysis of the financial condition and results of operations of the Company should be read together with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report for the period from June 17, 2025 (inception) through December 31, 2025 (the “Audited Financial Statements”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report.

Overview

We were incorporated on June 17, 2025, and on December 5, 2025, completed the Business Combination with CCCM pursuant to which we became a publicly traded company. The Business Combination was accounted for as a reverse recapitalization, with our Company treated as the accounting acquirer. Accordingly, the Audited Financial Statements included elsewhere in this Annual Report reflect the historical operations of our Company prior to the Business Combination and the combined results thereafter. We are an early-stage company with a limited operating history. As a result, investors should consider the risks associated with evaluating our Company with limited historical financial information and evolving operations, as described in Part I, Item 1A. “Risk Factors” of this Annual Report. Our strategy was historically centered on holding Bitcoin as our primary treasury reserve asset while pursuing complementary media operations activities intended to support its treasury strategy and generate revenue over time. During the period presented, our Company’s activities were primarily focused on completing the Business Combination, raising capital, acquiring Bitcoin, establishing custody and collateral arrangements, launching media operations, and implementing our treasury and risk management framework. In February 2026, we added strategies related to the use of AI and automation to support the development and delivery of financial products and services.

Our business is built upon a foundational belief that advances in AI may enable more scalable and efficient tools for portfolio analysis, financial planning, and investor decision support. Consistent with this approach, the Company expects to increasingly rely on software-based systems and automated processes as part of our operating model. ProCap further believes that Bitcoin represents a superior long-term store of value and a viable alternative to traditional fiat-based reserve assets. We believe Bitcoin will play an increasingly important role as a reserve asset for individuals, corporations, and governments worldwide. To support our operations, and in addition to our efforts in utilizing AI technologies, we will continue our plan to accumulate and hold Bitcoin as a long-term treasury reserve asset.

Our material assets consist solely of approximately 5,007 Bitcoin as of February 12, 2026.

Business Combination Transaction and Recent Developments

Business Combination

On December 5, 2025, we completed the Business Combination contemplated by the Business Combination Agreement by and among CCCM, ProCap, SPAC Merger Sub, Company Merger Sub, Legacy ProCap and Seller.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, although CCCM acquired the outstanding equity in the Company in the Business Combination, CCCM is treated as the “acquired company” and ProCap was treated as the accounting acquirer for financial statement purposes. Accordingly, the Business Combination was treated as the equivalent of ProCap issuing stock for the net assets of CCCM, accompanied by a recapitalization. The net assets of CCCM are stated at historical cost, with no goodwill or other intangible assets recorded.

Furthermore, the historical financial statements of ProCap became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Annual Report reflect (i) the historical operating results of ProCap and Procap BTC prior to the merger; (ii) the combined results of CCCM and ProCap following the close of the merger; (iii) the assets and liabilities of CCCM at their historical cost and (iv) ProCap’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 4 to our Audited Financial Statements for further details of the merger.

Following the completion of the Business Combination, on December 8, 2025, the shares of Pubco Common Stock commenced trading on the Nasdaq Global Market under the symbol “BRR” and the Pubco Warrants commenced trading on the Nasdaq Capital Market under the symbol “BRRWW.”

Convertible Notes

On December 5, 2025, certain qualified investors (the “Convertible Note Investors”) purchased convertible notes issued by Pubco (“Convertible Notes”), in an aggregate principal amount of $235 million, for an aggregate purchase price equal to 97% of the aggregate principal amount of the Convertible Notes (the “Convertible Note Financing”). The Convertible Note Financing was funded and contingent upon the Closing. The Convertible Notes have a conversion rate of 76.9 shares per $1,000 equal to an approximately $13.00 conversion price, zero interest rate, maturity of up to 36 months, and are 1:1 times collateralized by cash, cash equivalents and certain Bitcoin assets (with Bitcoin having a value of 0.50 to 1). U.S. Bank Trust Company, National Association serves as collateral agent and trustee with regard to the Convertible Notes and associated Indenture and security arrangements. The Company used $200.0 million of the proceeds from the Convertible Note Financing to purchase Bitcoin in the Convertible Bitcoin Purchase (as described below) and expects to use the remainder of the proceeds to pay certain transaction expenses and fees.

Convertible Notes Repurchase

On February 9, 2026, we entered into privately negotiated notes repurchase agreements (the “Repurchase Agreements”) with certain holders (the “Noteholders”) of certain of our outstanding 0.00% Convertible Senior Secured Notes due 2028 (the “2026 Convertible Notes”) under the Indenture, pursuant to which we agreed to repurchase (the “Repurchase”) approximately $135.4 million in aggregate principal amount of the 2026 Convertible Notes held by the Noteholders for an aggregate of approximately $119.2 million in cash.

The Repurchase settled on or about February 10, 2026. Upon settlement of the Repurchase, the aggregate principal amount of the 2026 Convertible Notes outstanding was reduced to approximately $99.6 million.

Pursuant to the terms of the Indenture, the Company must maintain a 1:1 loan-to-collateral ratio, where Bitcoin is treated as 0.50 to 1.00 and cash is treated as 1.00 to 1.00. As of February 12, 2026 the company held 3,000 Bitcoin and $26.7 million in cash with US Bank for collateral of the Convertible Notes. This collateral composition is subject to change to account for market conditions, including the price of Bitcoin.

Preferred Equity Subscription Agreements

On the Execution Date and in connection with the Business Combination Agreement, certain “qualified investors” (defined to include “qualified institutional buyers” (“QIBs”), as defined in Rule 144A of the Securities Act, and institutional “accredited investors”, as defined in Rule 501 of Regulation D) (the “Preferred Equity Investors”) each entered into a Preferred Equity Subscription Agreement (collectively, the “Preferred Equity Subscription Agreements”) with CCCM, and ProCap, pursuant to which the Preferred Equity Investors subscribed to purchase an aggregate of 51,650,000 non-voting preferred units of ProCap (“Preferred Units”), at a purchase price of $10.00 per unit in a private placement, for an aggregate amount of $516.5 million of such Preferred Units (the “Preferred Equity Investment”) which were converted and exchanged for 64,562,500 shares of Common Stock of the Company at the Closing of the Business Combination. Additionally, each Preferred Equity Investor executed a joinder agreement to that certain Limited Liability Company Operating Agreement of the Company, dated as of June 22, 2025, by and among the Company and the members identified therein (the “LLC Agreement”), pursuant to which each Preferred Equity Investor accepted the rights, duties and obligations set forth in the LLC Agreement and became a preferred member of the Company.

ProCap BTC used all of the proceeds from the Preferred Equity Investment to purchase Bitcoin (the “Purchased Bitcoin”), and such Purchased Bitcoin is held in a custody account in accordance with a custody agreement by and between ProCap BTC and Anchorage, until the Closing, upon which time it will be contributed to Procap BTC.

Pursuant to the Preferred Equity Subscription Agreements, ProCap BTC agreed to use commercially reasonable efforts to register the offer and sale of Pubco Common Stock, into which the Preferred Units were converted pursuant to the Business Combination Agreement upon the Closing, on the Registration Statement. To the extent that any such shares of Pubco Common Stock are unable to be included in the Registration Statement, Pubco agreed to certain customary resale registration rights, including that, within 45 calendar days after the Closing, Pubco will file with the SEC (at Pubco’s sole cost and expense) a registration statement registering the offer and resale of such Pubco Common Stock (the “Resale Registration Statement”), and Pubco shall use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than 60 calendar days after the Closing, which may be extended an additional 30 calendar days upon certain circumstances.

Services Agreement

Professional Capital Management and ProCap BTC entered into the Services Agreement on the Execution Date. Pursuant to the Services Agreement, Professional Capital Management agreed to provide certain services to ProCap BTC, with the services provided pursuant to statements of work. The Services Agreement has a term of four (4) years following the Execution Date and will automatically renew for a subsequent one (1) year term, unless either party gives the other party at least sixty (60) days’ prior written notice of non-renewal or otherwise terminates the Services Agreement or any statement of work as set forth therein. In consideration for the services and work performed under the Services Agreement, Legacy ProCap issued an aggregate of 10,000,000 Common Units of ProCap to Professional Capital Management.

Non-Competition Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, Pubco, CCCM, ProCap BTC and Mr. Anthony Pompliano entered into a non-competition and non-solicitation agreement, pursuant to which, until the earlier of (i) the date that is eighteen (18) months following the Closing Date and (ii) the date that is six (6) months after such date as Mr. Pompliano ceases to be a Control Person of ProCap BTC or Pubco, Mr. Pompliano will not, directly or indirectly, become a Control Person of a public company with a primary portion of its business comprised of pursuing a Bitcoin treasury strategy program. For purposes of the non-competition agreement, “Control Person” shall mean (x) the chairman of a board of directors, chief executive officer or president, or (y) the owner of such equity interests or right to acquire equity interests of a Person (as defined in the non-competition and non-solicitation agreement) which entitles the holder thereof to the ability to manage or control such Person.

Sponsor Earnout Agreement

Effective December 3, 2025, prior to the meeting, the Company and Columbus Circle 1 Sponsor Corp LLC (the “Sponsor”) entered into an agreement (the “Sponsor Earnout Agreement”), providing that 8,333,333 shares of Pubco Common Stock (such shares subject to earnout, the “Earnout Founder Shares”), representing all of the shares of Pubco Common Stock issuable to the Sponsor or its transferees in exchange for their Class B ordinary shares of CCCM (“Class B Ordinary Shares”) upon the Closing, shall be subject to transfer restrictions set forth in the Sponsor Earnout Agreement (the “Sponsor Transfer Restrictions”) and shall vest and be released from such restriction only if certain price targets are achieved during the two-year period following the Closing (the “Earnout Period”).

The Sponsor Earnout Agreement provided that the Earnout Founder Shares shall vest and shall no longer be subject to the Sponsor Transfer Restrictions as follows:

●100% of the Earnout Founder Shares will vest and shall no longer be subject to the Sponsor Transfer Restrictions if the closing price of the Pubco Common Stock equals or exceeds $10.21 per share (as may be adjusted) for any 20 trading days within any consecutive 30-trading day period during the Earnout Period (the “Share Price Trigger Event”).

●100% of the Earnout Founder Shares will vest and shall no longer be subject to the Sponsor Transfer Restrictions if the BTC VWAP (as defined below) equals or exceeds $140,000 during any five-day period during the Earnout Period (the “BTC Price Trigger Event”).

In the event that neither a Share Price Trigger Event nor a BTC Price Trigger Event has occurred on or prior to the second anniversary of the Closing Date, then, subject to the terms and conditions of the Sponsor Earnout Agreement, on such second anniversary, 100% of the Earnout Founder Shares will vest and will no longer be subject to the Sponsor Transfer Restrictions.

Notwithstanding the foregoing, in the event that during the Earnout Period, the Company is subject to a change of control and the implied consideration per share of Pubco Common Stock pursuant to which the Company or its stockholders have the right to receive in such change of control equals or exceeds $10.21 (or the equivalent fair market value thereof, as determined by the board of directors of the Company following the Closing in good faith, in the event of any non-cash consideration), then, all of the Earnout Founder Shares that have not previously vested will vest and shall no longer be subject to the Sponsor Transfer Restrictions.

“BTC VWAP” means the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period ending at the time of determination, as reported by Bloomberg through its “VAP” function for “XBTUSD BGN Currency” (or such other comparable calculation methodology as the Disinterested Independent Directors (as defined in the Sponsor Earnout Agreement) may determine in good faith if such Bloomberg function is no longer available). If the BTC VWAP cannot be calculated for Bitcoin (BTC) on such date on any of the foregoing bases, the BTC VWAP of Bitcoin (BTC) on such date shall be the fair market value as determined by the Disinterested Independent Directors of the Company acting in good faith. All such determinations shall be appropriately adjusted for any stock dividend, stock split, stock combination, recapitalization or other similar transaction during such period.

Effective December 3, 2025, prior to the meeting, the Company and Seller entered into an agreement (the “Seller Earnout Agreement”), providing that 9,500,000 shares of Pubco Common Stock (such shares subject to earnout, the “Earnout Seller Shares”), representing all of the shares of Pubco Common Stock otherwise issuable to the Seller upon the Closing, shall be subject to the transfer restrictions set forth in the Seller Earnout Agreement (the “Seller Transfer Restrictions”) and shall vest and be released from such restriction only if certain price targets are achieved during the Earnout Period. The Seller Earnout Agreement provides that the Earnout Seller Shares shall vest and shall no longer be subject to the Seller Transfer Restrictions as follows:

●100% of the Earnout Seller Shares will vest and shall no longer be subject to the Seller Transfer Restrictions upon a Share Price Trigger Event.

●100% of the Earnout Seller Shares will vest and shall no longer be subject to the Seller Transfer Restrictions upon a BTC Price Trigger Event.

In the event that neither a Share Price Trigger Event nor a BTC Price Trigger Event has occurred on or prior to the second anniversary of the Closing Date, then, subject to the terms and conditions of the Seller Earnout Agreement, on such second anniversary, 100% of the earnout shares will vest and shall no longer be subject to the Seller Transfer Restrictions.

Notwithstanding the foregoing, in the event that during the Earnout Period, the Company is subject to a change of control and the implied consideration per share of Pubco Common Stock pursuant to which the Company or its stockholders have the right to receive in such change of control equals or exceeds $10.21 (or the equivalent fair market value thereof, as determined by the board of directors of the Company following the Closing in good faith, in the event of any non-cash consideration), then, all of the Earnout Seller Shares that have not previously vested shall vest and shall no longer be subject to the Seller Transfer Restrictions.

2025 Repurchase Program

On December 9, 2025, the Board of the Company approved the 2025 Repurchase Program providing for the repurchase of up to $100 million of our outstanding shares of Common Stock. Under the 2025 Repurchase Program, we are authorized to repurchase shares of Common Stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The 2025 Repurchase Program does not obligate us to repurchase shares of Common Stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors.

In connection with the 2025 Repurchase Program, on December 12, 2025, we entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with TD Securities Inc. (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of us to repurchase shares of Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Repurchase Agreement will continue in effect until terminated by either us or the Broker, with or without cause, upon written notice to the other party. We will pay the Broker a commission at a rate of $0.01 for each share of Common Stock repurchased pursuant to the Repurchase Agreement.

Merger Agreement with CFO Silvia

To support our AI strategy, on February 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Silvia Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), CFO Silvia, the Seller, Shain Noor (“Shain Noor” and, together with the Seller, the “Merger Sellers”), and Shain Noor, solely in his capacity as the stockholder representative. Under the Merger Agreement, Merger Sub will merge with and into CFO Silvia, with CFO Silvia surviving as a direct wholly owned subsidiary of the Company (the “Merger”).

At the effective time of the Merger (the “Effective Time”), each share of CFO Silvia common stock outstanding immediately prior to the Effective Time (other than dissenting shares and treasury shares) will be converted into the right to receive shares of Common Stock of the Company, consisting of (i) the per share merger consideration, and (ii) any per share earnout consideration, in each case as described in the Merger Agreement and related spreadsheet to be delivered prior to closing. In addition, each outstanding simple agreement for future equity (“SAFE”) will be terminated at the Effective Time, and each SAFE holder will be entitled to receive a portion of the total merger consideration and earnout shares (if any), in accordance with the Merger Agreement. A portion of the merger consideration otherwise payable to equity holders will be deposited into an escrow account for a period of twelve months to secure indemnification obligations. The shares of Company Common Stock issued in the Merger will be subject to transfer restrictions, including lock-up provisions, as further described in the Merger Agreement.

The closing of the Merger is subject to customary closing conditions, including the filing of a certificate of merger with the Delaware Secretary of State, specified regulatory approvals (including any required filings under the Hart-Scott-Rodino Antitrust Improvements Act, if applicable), and the receipt of requisite approvals from CFO Silvia stockholders and Company stockholders, among other conditions set forth in the Merger Agreement.

Registration Rights Agreement in Connection with the Merger

In connection with the Merger, the Company and certain equity holders of CFO Silvia will enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, a majority-in-interest of the then outstanding Registrable Securities (as defined in the Registration Rights Agreement) may make a written demand for registration of all or part of the Registrable Securities. The Company will not be obligated to effect more than three registrations pursuant to a demand registration. The Registration Rights Agreement provides customary piggyback registration rights, certain restrictions on registration rights, customary indemnification and contribution provisions, termination rights, and all other provisions that are included in the Registration Rights Agreement. The Registration Rights Agreement is subject to the receipt of requisite approvals from stockholders.

Lock-Up Agreement in Connection with the Merger

At or prior to the closing of the Merger, each of the Merger Sellers and certain other investors receiving shares of Company Common Stock in the Merger will enter into a lock-up agreement with the Company (each, a “Lock-Up Agreement”). Under the Lock-Up Agreements, such holders will agree that, (i) with respect to the shares of Company Common Stock issued at the closing, until the longer of (x) the six month period following the closing and (y) the date on which the volume-weighted trading price of the Company Common Stock equals or exceeds $9.00 and (ii) with respect to the earnout shares, the six month period following issuance of such earnout shares (the “Lock-Up Period”), they will not, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase or otherwise dispose of, or engage in any hedging or derivative transactions with respect to, any shares of Company Common Stock received in the Merger (including any escrow releases and earnout shares when issued), subject to customary permitted transfers, provided that the transferee agrees in writing to be bound by the Lock-Up Agreement for the remainder of the Lock-Up Period. The Lock-Up Agreement is subject to the receipt of requisite approvals from stockholders.

Safe Termination Agreements in Connection with the Merger

At or prior to the Effective Time, each outstanding SAFE of CFO Silvia will be terminated pursuant to a SAFE termination agreement among the Company, CFO Silvia and the applicable SAFE holder (each, a “SAFE Termination Agreement”). Under the SAFE Termination Agreements, each SAFE will be canceled and of no further force or effect in exchange for the right to receive the portion of the merger consideration allocable to such SAFE in accordance with the Merger Agreement and the final allocation schedule (including any earnout and escrow shares when and if issued), and each SAFE holder will release claims arising under the applicable SAFE, subject to customary exceptions (including fraud and willful misconduct). The SAFE Termination Agreements are expected to include customary representations and acknowledgments of the SAFE holders (including ownership and authority), tax forms, and covenants to deliver any additional instruments reasonably requested to evidence the termination, and will provide that no additional consideration is payable and that any most-favored-nations, anti-dilution or valuation cap provisions under the SAFEs are waived to the extent inconsistent with the Merger Agreement. The SAFE Termination Agreement is subject to the receipt of requisite approvals from stockholders.

Shain Noor Agreements in Connection with the Merger

Upon closing of the Merger, the Company and Noor will enter into an employment agreement setting forth the terms and conditions of his employment as Chief Technology Officer of the Company (or its post-closing subsidiary) (the “Employment Agreement”). Under the terms of the Employment Agreement, Noor will be entitled to receive (i) an annual base salary of $700,000, subject to review and adjustment by the Company from time to time, (ii) eligibility for an annual performance-based cash bonus with a target amount equal to $300,000, subject to approval by the compensation committee of the Board of the Company in its sole discretion and continuous employment with the Company, and (iii) a one-time signing bonus equal to $5,000,000, subject to continuous employment with the Company. Noor will also be eligible to receive a grant of time-based restricted stock units equal to $4,000,000, which vest in equal installments over four years following the date of grant, subject to Board (or its compensation committee) approval, vesting conditions, continuous employment with the Company and other conditions. The Employment Agreement contains customary confidentiality and intellectual property provisions and may be terminated by either party in accordance with its terms.

Upon closing of the Merger, Noor will enter into a Non-Competition and Non-Solicitation Agreement (the “Non-Competition Agreement”) in favor of the Company and its affiliates (including CFO Silvia) in connection with the Merger, imposing a three-year post-closing restricted period that, among other things, limits Noor from becoming a control person of a company that operates in the same or substantially similar line of business as CFO Silvia in the United States and other covered markets, imposes employee and customer non-solicitation covenants and confidentiality on Noor, provides for mutual non-disparagement obligations, includes customary equitable-relief and fee-shifting remedies (with tolling during violations), and provides for automatic termination if the Merger Agreement is terminated.

The Employment Agreement and the Non-Competition Agreement are subject to the receipt of requisite approvals from stockholders.

Results of Operations

The following table sets forth a summary of our results of operations. This information should be read together with our Audited Financial Statements and related notes.

For the period from June 17, 2025 (inception) through December 31, 2025
Revenue	$85,000

Operating expenses
General and administrative	7,630,335
Stock-based compensation	442,043
Loss from operations	(7,987,378)

Other income (expense):
Realized loss on sale of digital assets	(54,463,684)
Change in fair value of digital assets	(25,005,384)
Change in fair value of conversion feature - preferred units	56,298,500
Change in fair value of convertible note conversion feature	2,350,290
Change in fair value of derivative securities	106,264
Interest income	259,942
Interest expense	(534,054)
Other expense, net	(20,988,126)

Net loss	$(28,975,504)

Weighted average number of shares of common stock outstanding, basic and diluted	73,685,031
Net loss per common stock, basic and diluted	$(0.39)

Revenues

Revenue for the period from June 17, 2025 (inception) through December 31, 2025 was $85,000 and not material to overall results. The Company currently generates limited revenue from digital advertising and marketing services, which are recognized over time as performance obligations are satisfied. The Company has not yet demonstrated an ability to generate sustainable or predictable revenue, and there can be no assurance that it will do so in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, professional fees, and other corporate overhead expenses. For the period from June 17, 2025 (inception) through December 31, 2025, general and administrative expenses totalled $7.6 million. Personnel-related costs included $2.3 million of salary expense and accrued bonuses. Professional fees totalled $4.6 million and were primarily attributable to legal, accounting, advisory, and other professional services incurred in connection with the consummation of the Business Combination and the Company’s transition to operating as a public company. The remaining general and administrative expenses consisted of insurance, technology, facilities, and other corporate costs incurred during the period.

Other Income (Expense)

Other income (expense) for the period from June 17, 2025 (inception) through December 31, 2025, was $21.0 million primarily driven by realized loss on sale of digital assets, changes in fair value of conversion feature, digital assets and derivative securities, as well as interest expense and interest income.

We recognized a realized loss of $54.5 million on the sale of digital assets and an unrealized loss of $25.0 million related to changes in the fair value of our remaining digital asset holdings. These losses were driven by volatility in Bitcoin market prices during the period and reflect the Company’s strategy of holding Bitcoin as a primary treasury reserve asset, which subjects results of operations to significant market price fluctuations.

Other income included a gain in the change in fair value of conversion feature - preferred units of $56.3 million, $2.4 million gain related to changes in the fair value of the conversion feature embedded in the Company’s Convertible Notes and a $0.1 million gain related to changes in the fair value of the Company’s put option liability. These amounts reflect non-cash fair value remeasurements recognized in earnings during the period from June 17, 2025 (inception) through December 31, 2025.

Interest expense, totaled $0.5 million, primarily attributable to amortization of capitalized financing-related costs incurred and amortization of debt discount during the period from June 17, 2025 (inception) through December 31, 2025.

Interest income during the period of $0.3 million was primarily attributable to interest earned through the US Bank collateral account.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of approximately $45.0 million, restricted cash of approximately $149.9 million, and working capital of approximately $194.8 million. Restricted cash primarily relates to collateral requirements under the Company’s Convertible Notes and Bitcoin put option contracts.

For the period from June 17, 2025 (inception) through December 31, 2025, we reported a net loss of approximately $29.0 million. This net loss was primarily driven by factors that are inherently volatile and subject to market conditions, including:

●	Realized and unrealized losses related to Bitcoin holdings due to fluctuations in the market price of Bitcoin;
●	General and administrative expenses associated with the Business Combination and operating as a public company.

Because digital assets and derivative instruments are measured at fair value, our results of operations may fluctuate significantly from period to period, as discussed further in Note 11 to our Audited Financial Statements for more information.

On December 5, 2025, we completed the Business Combination and issued the Convertible Notes in the aggregate principal amount of $235.0 for an aggregate purchase price equal to 97% of the aggregate principal amount of the Convertible Notes. See Note 8 to our Audited Financial Statements for more information.

We do not maintain any committed external sources of liquidity, including credit facilities or other financing arrangements. Our liquidity is derived primarily from cash on hand.

Based on the cash and cash equivalents balance of $44,976,127 and our Bitcoin holdings of 5,000 as of December 31, 2025, we have determined that our sources of liquidity will be sufficient to meet our needs for the one-year period from the issuance of the Audited Financial Statements. However, our liquidity position may be materially impacted by volatility in the market price of Bitcoin and other market conditions.

As of December 31, 2025, we did not have any material commitments for capital expenditures. However, we are party to written Bitcoin put option contracts that may require us to purchase Bitcoin or settle such contracts on a net cash basis in the future, depending on market conditions at expiration. While these arrangements are collateralized and may or may not result in cash outflows, they represent potential future cash requirements.

In the short term, we expect to use cash primarily to fund working capital requirements and operating expenses. Over the long term, cash may be used to support expansion initiatives, technology investments, and potential strategic acquisitions. The timing and extent of such expenditures will depend on market conditions, business performance, and capital availability.

Cash Flows for the period from June 17, 2025 (inception) through December 31, 2025

The following table summarizes our cash flows from operating, investing and financing activities for period from June 17, 2025 (inception) through December 31, 2025:

For the period June 17, 2025 (inception) through
December 31, 2025
Net cash used in operating activities	$(7,491,814)
Net cash used in investing activities	$(521,344,966)
Net cash provided by financing activities	$723,698,239

Cash Flows Used in Operating Activities

Net cash used in operating activities for the period from June 17, 2025 (inception) through December 31, 2025, was $7.5 million. Non-cash adjustments to reconcile net loss to net cash used in operating activities was $21.5 million and were primarily due to, a realized loss on the sale of Bitcoin of $54.5 million an unrealized loss change in fair value of Bitcoin of $25.0 million, amortization of debt discount and debt issuance costs of $0.5 million, stock-based compensation expense of $0.4 million, and depreciation expense of $0.03 million offset by an unrealized gain from the change in fair value of the Convertible Notes’ conversion feature of $2.4 million, an unrealized gain change in fair value of the derivative securities liability of $0.1 million, and an unrealized gain in the change in the fair value of the preferred units conversion feature of $56.3 million and $0.2 million in changes in operating assets and liabilities.

Cash Flows Used by Investing Activities

Net cash used in investing activities for the period from June 17, 2025 (inception) through December 31, 2025, was $521.3 million, driven by purchases of Bitcoin of $983.3 million and the purchase of fixed assets of $0.1 million, partially offset by proceeds from the sale of Bitcoin of $462.0 million, as reflected in the accompanying consolidated Statement of Cash Flows included in our Audited Financial Statements.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the period from June 17, 2025 (inception) through December 31, 2025, was $723.7 million and consisted of proceeds from the sales of Preferred Units of $495.7 million and issuance of Convertible Notes of $228.0 million, proceeds from the reverse recapitalization of $12.2 million, proceeds from derivative securities of $0.5 million, and proceeds from the promissory note, related party of $1.8 million, offset by debt issuance costs of $9.7 million, payment of the promissory note, related party of $1.8 million, and purchase of treasury stock of $2.9 million.

Critical Accounting Policies and Estimates

Our Audited Financial Statements and the accompanying notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. The preparation of our Audited Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Note that the Company has no critical accounting estimates. See “Summary of Significant Accounting Policies” described in Note 3 to our Audited Financial Statements included elsewhere in this Annual Report for a description of our significant accounting policies.

Off-Balance Sheet Arrangements

Other than collateral arrangements associated with financing and derivative activities, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 3 of our Audited Financial Statements included elsewhere in this Annual Report.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, Pubco intends to rely on such exemptions, it is not required to, among other things: (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Bitcoin Market Price Risk

Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other income, net” on our statements of income. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material adverse effect on our financial results in future periods. See Part I, Item 1A, “Risks Related to Our Business and Bitcoin Treasury Strategy” for information regarding the risks related to our Bitcoin holdings. As of December 31, 2025, the fair value of our Bitcoin investment included in digital assets was $441.8 million, and for the period from June 17, 2025 (inception) through December 31, 2025, we recognized a realized loss from the sale of Bitcoin of $54.5 million and an unrealized loss from the remeasurement of our Bitcoin investment of $25.0 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is presented at the end of this Annual Report beginning on page F-1 and is incorporated herein by reference. An index of those financial statements is found in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (“ICFR”). To evaluate the effectiveness of the Company’s ICFR, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, based on the criteria set forth in the updated Internal Control-Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The company’s ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Based on this assessment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s ICFR was not effective as of December 31, 2025 due to a material weakness in internal control over financial reporting related to (i) inadequate segregation of duties and effective risk assessment, and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation Plan for Material Weakness

The Company, with oversight from our Audit Committee, is in the process of developing and implementing its remediation plan specific to the material weakness, which is expected to include the adequate segregation of duties, effective risk assessment and implementation of written policies and procedures for accounting and financial reporting. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three-months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following Report and Consolidated Financial Statements of our Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 206)

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Changes in Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Annual Report, incorporated into this item by reference.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(a)(3) Exhibits

List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

The following exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

2.1†	Business Combination Agreement, dated as of June 23, 2025, by and among CCCM, the Company, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
2.2	First Amendment to the Business Combination Agreement, dated as of July 28, 2025, by and among CCCM, the Company, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on July 28, 2025).
2.3†**	Agreement and Plan of Merger, dated as of February 9, 2026, by and among the Company, Silvia Merger Sub, Inc., CFO Silvia, Inc, Inflection Points Inc, Shain Noor, and Shain Noor as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
4.1*	Description of Capital Stock.
4.2	Warrant Agreement, dated May 15, 2025, by and between CCCM and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on May 20, 2025).
4.3	Warrant Assignment, Assumption and Amendment Agreement, dated December 5, 2025, by and among Continental Stock Transfer & Trust Company, as Public Warrant agent, CCCM and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
4.4	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
4.5*	Indenture, dated as of December 5, 2025, by and among ProCap, the Guarantors listed therein and U.S. Bank Trust Company, National Association.
10.1	Amended and Restated Registration Rights Agreement dated as of December 5, 2025, by and among CCCM, Pubco, the Sponsor, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
10.2	Amendment to Insider Letter Agreement, dated as of December 5, 2025, by and among ProCap, CCCM, the Company and the directors and officers of CCCM named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on September 18, 2025).
10.4†	Form of Convertible Note Subscription Agreement by and among ProCap, the Company, CCCM, and the subscribers thereto (incorporated by reference to Exhibit 10.7 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.5	Sponsor Support Agreement, dated as of June 23, 2025, by and among CCCM, the Sponsor, and the Company (incorporated by reference to Exhibit 10.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.6	Lock-Up Agreement, dated as of June 23, 2025, by and between Professional Capital Management and the Company (incorporated by reference to Exhibit 10.2 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.7	Non-Competition Agreement, dated as of June 23, 2025, by and among CCCM, ProCap, the Company and Anthony Pompliano (incorporated by reference to Exhibit 10.3 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.8	Voting and Support Agreement, dated as of June 23, 2025, by and among Professional Capital Management, ProCap and the Company (incorporated by reference to Exhibit 10.4 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.9	Company 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).

10.10*	Company Collateral Agreement, dated as of December 5, 2025, by and among the Grantors listed therein and U.S. Bank Trust Company, National Association.
10.11	Services Agreement, dated as of June 23, 2025, by and between Professional Capital Management and ProCap (incorporated by reference to Exhibit 10.5 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.12†	Form of Preferred Equity Subscription Agreement, dated as of June 23, 2025, by and among ProCap, Pubco, CCCM, and certain subscribers party thereto (incorporated by reference to Exhibit 10.6 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
10.13+	Employment Agreement effective as of July 25, 2025, by and between ProCap and Jeffrey Park (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
10.14+	Amended and Restated Employment Agreement effective as of October 1, 2025, by and between ProCap and Kyle Wood (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
10.15+	Employment Agreement effective as of August 25, 2025, by and between ProCap and Megan Pacchia (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
10.16+	Employment Agreement effective as of October 17, 2025, by and between ProCap and Anthony Pompliano (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
10.17+	Employment Agreement effective as of October 15, 2025, by and between ProCap and Renae Cormier (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-290365), filed by the Company on October 20, 2025).
10.18	Sponsor Earnout Agreement, by and among CCCM, ProCap, the Company and Sponsor (incorporated by reference to Exhibit 10.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on December 5, 2025).
10.19	Seller Earnout Agreement, by and among CCCM, ProCap, the Company and Seller (incorporated by reference to Exhibit 10.2 to CCCM’s Current Report on Form 8-K, filed with the SEC on December 5, 2025).
10.20	Form of Registration Rights Agreement, by and among the Company and the Holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.21**	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.22	Form of SAFE Termination Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.23†**	Form of Notes Repurchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.24+	Form of Employment Agreement, by and among the Company and Shain Noor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.25+**	Form of Non-Competition and Non-Solicitation Agreement, by and between the Company and Shain Noor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
14.1	Company’s Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of MaloneBailey, LLP independent registered public accounting firm for ProCap Financial, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+ Indicates management contract or compensatory plan.

* Filed herewith

**Indicates certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(2) or (10).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCAP FINANCIAL, INC.

Date: February 18, 2026		/s/ Anthony Pompliano
	Name:	Anthony Pompliano
	Title:	Chief Executive Officer and Chairman

Date: February 18, 2026		/s/ Renae Cormier
	Name:	Renae Cormier
	Title:	Chief Financial Officer

Date: February 18, 2026		/s/ Eric Jackson
	Name:	Eric Jackson
	Title:	Director

Date: February 18, 2026		/s/ Bill Koutsouras
	Name:	Bill Koutsouras
	Title:	Director

Date: February 18, 2026		/s/ Gary Quin
	Name:	Gary Quin
	Title:	Director

PROCAP FINANCIAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

AS OF DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JUNE 17, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

F-1

PROCAP FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ProCap Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ProCap Financial, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2025.
Houston, Texas
February 18, 2026

PROCAP FINANCIAL, INC.

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2025

December 31, 2025
ASSETS
Current assets
Cash	$19,973,574
Cash equivalents	25,002,553
Restricted cash	149,885,332
Accounts receivable	45,000
Prepaid expenses, current	1,863,216
Other current assets	257,389
Total current assets	197,027,064

Digital assets	441,791,316
Fixed assets, net	52,113
Prepaid expenses, non-current	16,250
TOTAL ASSETS	$638,886,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,829,984
Derivative securities liabilities	428,236
Deferred revenue	1,000
Total current liabilities	2,259,220
Long-term liabilities
Conversion feature liability - convertible notes	2,278,940
Convertible Notes, net	214,171,908
TOTAL LIABILITIES	218,710,068

STOCKHOLDERS’ EQUITY
Preferred stock; 50,000,000 authorized shares; no shares issued and outstanding as of December 31, 2025	-
Common stock; $0.001 par value, 550,000,000 authorized shares; 85,166,604 shares issued and 84,327,208 shares outstanding as of December 31, 2025	85,167
Additional paid-in capital	451,913,639
Treasury stock, at cost, 839,396 shares	(2,846,627)
Accumulated deficit	(28,975,504)
Total stockholders’ equity	420,176,675
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$638,886,743

The accompanying notes are an integral part of these consolidated financial statements.

PROCAP FINANCIAL INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from June 17, 2025 (inception) through December 31, 2025
Revenue	$85,000

Operating expenses
General and administrative	7,630,335
Stock-based compensation	442,043
Loss from operations	(7,987,378)

Other income (expense):
Realized loss on sale of digital assets	(54,463,684)
Change in fair value of digital assets	(25,005,384)
Change in fair value of conversion feature - preferred units	56,298,500
Change in fair value of convertible note conversion feature	2,350,290
Change in fair value of derivative securities	106,264
Interest income	259,942
Interest expense	(534,054)
Other expense, net	(20,988,126)

Net loss	$(28,975,504)

Weighted average number of shares of common stock outstanding, basic and diluted	73,685,031
Net loss per common stock, basic and diluted	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

PROCAP FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 17, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 17, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of common units pursuant to the Investment Consulting and Marketing Services Agreement, as recasted	-	-	10,000,000	10,000	-	-	(10,000)	-	-
Sale of preferred units, net of equity issuance costs, as recasted	-	-	63,500,000	63,500	-	-	487,443,979	-	487,507,479
Sale of preferred units, net of equity of issuance costs, related party, as recasted	-	-	1,062,500	1,063	-	-	8,156,050	-	8,157,113
Issuance of stock upon consummation of the Business Combination	-	-	10,604,104	10,604	-	-	12,180,067	-	12,190,671
Conversion of preferred units to common stock at carrying amount	-	-	-	-	-	-	(56,298,500)	-	(56,298,500)
Stock-based compensation	-	-	-	-	-	-	442,043	-	442,043
Purchase of treasury stock	-	-		-	(839,396)	(2,846,627)	-	-	(2,846,627)
Net loss	-	-	-	-	-	-	-	(28,975,504)	(28,975,504)
Balance, December 31, 2025	-	$-	85,166,604	$85,167	(839,396)	$(2,846,627)	$451,913,639	$(28,975,504)	$420,176,675

The accompanying notes are an integral part of these consolidated financial statements.

PROCAP FINANCIAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 17, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

For the period from June 17, 2025 (inception) through December 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,975,504)
Adjustments to reconcile net loss to net cash used in operations:
Change in fair value of digital assets	25,005,384
Change in fair value of derivative securities liability	(106,264)
Change in fair value of conversion feature -preferred units	(56,298,500)
Change in fair value of convertible note conversion feature	(2,350,290)
Realized loss on sale of digital assets	54,463,684
Stock based compensation	442,043
Depreciation	32,469
Amortization of discount and debt issuance costs on Convertible Notes	534,054
Changes in operating assets and liabilities:
Accounts receivable	(45,000)
Prepaid expenses	(1,879,466)
Other current assets	(257,389)
Accounts payable and accrued expenses	1,829,984
Deferred revenue	1,000
Due to related party	111,981
CASH USED IN OPERATING ACTIVITIES	(7,491,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital assets	(983,296,700)
Proceeds from sale of digital assets	462,036,316
Purchase of fixed assets	(84,582)
CASH USED IN INVESTING ACTIVITIES	(521,344,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note, related party	1,777,581
Payments of promissory note, related party	(1,889,562)
Proceeds from Convertible Notes, net of debt discount	227,950,000
Payment of debt issuance costs	(9,682,916)
Proceeds from derivative securities	534,500
Proceeds from reverse recapitalization, net	12,190,671
Purchase of treasury stock	(2,846,627)
Proceeds from sale of preferred units, net	487,507,479
Proceeds from sale of preferred units by related party	8,157,113
CASH PROVIDED BY FINANCING ACTIVITIES	723,698,239

NET CHANGE IN CASH AND RESTRICTED CASH	194,861,459
Cash, cash equivalents and restricted cash, beginning of period	-
Cash, cash equivalents and restricted cash, end of period	$194,861,459

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash	$19,973,574
Cash equivalents	25,002,553
Restricted cash	149,885,332
Total cash, cash equivalents, and restricted cash	$194,861,459

Supplemental disclosure of non-cash activities:
Conversion of due to related party to a promissory note, related party	$111,981
Initial recognition of conversion feature liability - convertible notes	$4,629,230
Conversion of preferred units to common stock	$56,298,500
Issuance of common units pursuant to the Investment Consulting and Marketing Services Agreement, as recasted	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

PROCAP FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JUNE 17, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Note 1. Organization

Description of Business

Procap Financial, Inc, together with its subsidiaries (collectively, the “Company” or “ProCap” or “Pubco”), formerly known as Columbus Circle Capital Corp I (“CCCM”), was incorporated in Delaware on June 17, 2025. The Company has two wholly owned subsidiaries, ProCap BTC, LLC and Columbus Circle Capital Corp I. The Company holds Bitcoin as its primary treasury reserve asset.

On December 5, 2025, the Company completed the business combination (the “Business Combination”) contemplated by the business combination agreement (the “Business Combination Agreement” and, together with the convertible note financing, the “Transactions”) by and among CCCM, ProCap, Crius SPAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Company Merger Sub”), ProCap BTC, LLC, a Delaware limited liability company (“ProCap BTC”) and Inflection Points Inc d/b/a Professional Capital Management, a Delaware corporation (the “Seller”).

The Business Combination was accounted for as a reverse recapitalization in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Under this method of accounting, although CCCM acquired the outstanding equity of the Company in the Business Combination, CCCM was treated as the “acquired company” and ProCap was treated as the accounting acquirer for financial statement purposes. Accordingly, the Business Combination was treated as the equivalent of ProCap issuing stock for the net assets of CCCM, accompanied by a recapitalization. The net assets of CCCM are stated at historical cost, with no goodwill or other intangible assets recorded.

Furthermore, the historical financial statements of ProCap became the historical financial statements of the Company upon the consummation of the merger. As a result, the financial statements included in this Annual Report reflect (i) the historical operating results of ProCap and Procap BTC prior to the merger; (ii) the combined results of CCCM and ProCap following the close of the merger; (iii) the assets and liabilities of CCCM at their historical cost and (iv) ProCap’s equity structure for all periods presented, as affected by the recapitalization presentation after completion of the merger. See Note 4 - Recapitalization for further details of the merger.

Note 2. Liquidity and Capital Resources

As of December 31, 2025, the Company had $44,976,127 in cash and cash equivalents, $149,885,332 in restricted cash and working capital of $194,767,844. Restricted cash primarily relates to collateral requirements under the Company’s convertible notes and written Bitcoin put option contracts.

For the period from June 17, 2025 (inception) through December 31, 2025, the Company reported a net loss of $28,975,504. This net loss was primarily driven by factors that are inherently volatile and subject to market conditions, including:

●	Realized and unrealized losses related to Bitcoin holdings due to fluctuations in the market price of Bitcoin;
●	General and administrative expenses associated with the business combination and operating as a public company.

Because digital assets and derivative instruments are measured at fair value, the Company’s results of operations may fluctuate significantly from period to period, as discussed further in Note 11.

On December 5, 2025, the Company completed the Business Combination and issued convertible notes in the aggregate principal amount of $235,000,000 for an aggregate purchase price equal to 97% of the aggregate principal amount of the convertible notes (See Note 8).

Based on the cash and cash equivalents balance of $44,976,127, and the Company’s Bitcoin holdings, the Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s needs for the one-year period from the issuance of the consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the period presented in accordance with GAAP. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). References in the accompanying notes to accounting guidance issued by FASB are to the FASB Accounting Standards Codification (“ASC”). As this is the Company’s first annual reporting period, there are no prior-period consolidated financial statements for comparison. The consolidated financial statements include all information and disclosures required by U.S. GAAP for a complete set of annual financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Procap Financial, Inc. and the Company’s wholly owned subsidiaries. All intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate is the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which could change in the near term due to one or more future confirming events. Significant accounting estimates include valuations of derivative liabilities and the valuations of share-based awards. Accordingly, the actual results could differ significantly from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, and Bitcoin. The Company maintains its cash, cash equivalents, restricted cash and Bitcoin with major financial institutions and reputed Bitcoin custodians. The Company’s cash consists of accounts held within financial institutions which, at times, may exceed federally insured limits. The cash balance in excess of the federally insured limits was $144,989,552 as of December 31, 2025. Accounts held through Bitcoin custodians, Anchorage Digital Bank and Bitgo Trust Company, which totaled $24,430,101, and cash equivalents money market treasury funds, which totaled $25,002,553, are not insured by the Federal Deposit Insurance Corporation. Our Bitcoin is held offline in cold storage with multiple third-party providers. As of December 31, 2025 approximately 50% of our Bitcoin was held at Anchorage Digital Bank and approximately 50% of our Bitcoin was held at Bitgo Trust Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company classifies cash as restricted cash when it is held in a separate bank account and its withdrawal or general use is legally restricted, or when a portion of cash is designated as collateral. The Company had restricted cash of $149,885,332 as of December 31, 2025, which represented $145,239,552 set aside as collateral for the Convertible Notes (as defined in Note 8) and $4,645,780 required to be set aside as collateral for the derivative security, refer to Note 14 for additional information.

Fixed Assets, net

Property, plant and equipment is stated at cost, less accumulated depreciation. Betterments, renewals, and extraordinary repairs that materially extend the useful life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The Company includes equipment, furniture and fixtures, and leasehold improvements in the fixed assets.

The Company’s depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which results in depreciation being incurred evenly over the life of an asset. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service.

Prepaid Expenses

The Company includes in prepaid expenses payments made in advance for goods and services for which the Company will receive a future benefit. Prepaid expenses are recorded at cost and are expensed over the period in which the benefit is realized.

Fair value measurement

The Company’s financial assets and liabilities are accounted for in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — Observable, market-based inputs, other than quoted prices included in Level 1, for the assets or liabilities either directly or indirectly.

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or a liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

Digital assets

As a result of the adoption of ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), the Company accounts for its qualifying crypto assets within the scope of ASC 350-60. Accordingly, such crypto assets are measured at fair value at each reporting date.

The fair value of the Company’s digital assets is determined using the period-end closing price quoted on Coinbase, an active market, in accordance with ASC 820, Fair Value Measurement. Because digital asset markets operate on a continuous, 24-hour basis, the Company uses the price as of midnight Coordinated Universal Time (UTC) as of the reporting date. Quoted prices for identical digital assets in active markets represent Level 1 inputs in the fair value hierarchy.

Changes in the fair value of digital assets are recognized in change in fair value of digital assets within other income (loss) in the consolidated statement of operations. When the Company sells digital assets, realized gains or losses are measured as the difference between the cash proceeds received and the carrying value of the digital assets sold, as determined using the first-in, first-out (“FIFO”) method. Realized gains and losses are recorded in realized gain or loss on sale of digital assets in the consolidated statement of operations.

The Company’s current treasury strategy is to retain Bitcoin as its primary treasury reserve asset. Based on this strategy, the Company classifies its digital assets as non-current assets on the consolidated balance sheet. As of December 31, 2025, the Company held its Bitcoin with third-party custodians, consisting of approximately 2,500 Bitcoin held with Anchorage Digital Bank, N.A. and approximately 2,500 Bitcoin held with BitGo Trust Company, Inc. The Company retains control over the underlying digital assets held with these custodians. The Company has entered into derivative contracts, including Bitcoin selling put option contracts, as part of a broader Bitcoin treasury and income generating strategy to manage exposure to fluctuations in the market price of Bitcoin or for trading purposes. The put options sold provide the right to buy Bitcoin at a specified strike price on a stated maturity date. The contracts to date have been exchange-traded and may be cash-settled or physically settled. These instruments are accounted for separately as derivatives and are not considered digital assets. Gains and losses related to the derivative contracts are recognized in other income (expense) on the consolidated statement of operations.

Accounts Payable and Accrued Expenses

The Company’s payables and accrued expenses result primarily from the administration of the Company. The Company records accounts payable upon receipt of a vendor invoice. Accrued expenses are recognized when incurred, not when paid, to accurately reflect expenses within the period they relate to, ensuring proper matching under accrual basis accounting.

Derivative Liabilities

The Company evaluates all its financial instruments to determine if such instruments contain features that qualify as embedded derivatives per ASC 815, Derivatives and Hedging (“ASC 815”). The preferred units issued prior to the Business Combination contain certain features that meet the definition of an embedded derivative requiring bifurcation as a separate compound financial instrument (the “Derivative Liability”). The Derivative Liability was recorded at fair value upon entering into the LLC Agreement and was subsequently remeasured to fair value at each reporting period with the corresponding change in fair value recognized in Change in fair value of conversion feature - preferred units in the consolidated statement of operations. The conversion feature was initially valued and was remeasured using Black-Scholes pricing model. The Black-Scholes model requires the use of Level 3 unobservable inputs, primarily the current value of the underlying share, the exercise price of the option, and the estimated volatility of the value of the share over the life of the option.

The Convertible Notes contain a conversion feature that must be bifurcated and accounted for as a derivative instrument (the “Derivative Liability”) (See Note 8). The Derivative Liability was recorded at fair value upon the issuance of the Convertible Notes and is to be subsequently remeasures to fair value at each reporting period recognized in Change in fair value of convertible note conversion feature in the consolidated statement of operations. The Derivative Liability was initially valued and is remeasured using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of Level 3 unobservable inputs, primarily the current value of the underlying share and the Bitcoin price volatility.

Refer to Note 11 “Fair Value Measurements” for details regarding the fair values.

Revenue Recognition Policy

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of promised services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.

The Company typically provides advertising and marketing services through weekly digital media placements, including audio, and social media advertisements. Revenue is recognized over time, as the customer simultaneously receives and consumes the benefits of the services as they are performed (ASC 606-10-25-27(a)). For contracts in which services are provided evenly over the term of the arrangement, the Company applies a time-elapsed (straight-line) measure of progress, as this method best reflects the pattern of satisfaction of the performance obligation.

Customer payments are typically due upfront or within 30 days of service commencement. Amounts invoiced and cash received upfront, but not yet earned are recorded as deferred revenue until the related services are performed.

Management evaluates all contracts to determine performance obligations, transaction price, variable consideration (if any), and the existence of any significant financing components. The Company does not typically incur incremental costs to obtain contracts; therefore, no contract costs are capitalized under ASC 340-40.

Accounts Receivable

Accounts receivable represents amounts due from customers for services sold in the ordinary course of business and are initially recorded at the original invoice amount. Receivables are reported at net realizable value, net of an allowance for credit losses. The allowance is estimated using historical collection data, with uncollectible amounts written off when deemed uncollectable. The Company had accounts receivable of $45,000 as of December 31, 2025, and no recorded allowance for credit losses.

As of December 31, 2025, amounts due from one customer make up the total of accounts receivable.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were no changes in the number of warrants issued and outstanding as of December 31, 2025 there are 12,500,000 Public Warrants and 352,500 Private Placement Warrants outstanding.

Convertible Debt

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine (1) whether the instrument should be classified as a liability under ASC 480, and (2) whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of a derivative under ASC 815. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized in the consolidated statement of operations.

The Company records the Convertible Notes as a long-term liability at face value net of debt discount and debt issuance costs. If any of the conditions to the convertibility of the Convertible Notes are satisfied, or the Convertible Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the Convertible Notes as a current liability.

Debt issuance costs related to the Convertible Notes were capitalized and recorded as a contra-liability and are presented net against the balance of the Convertible Notes on the consolidated balance sheet. Debt issuance costs consist of underwriting, legal and other direct costs related to the issuance of the Convertible Notes. The debt discount related to the Convertible Notes was capitalized and recorded as a contra-liability and is presented net against the balance of the Convertible Notes on the consolidated balance sheet. Debt issuance costs and debt discount are amortized to interest expense over the term of the Convertible Notes using the straight-line method which approximated the effective interest method using an effective interest rate of approximately 9.0%.

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument to be recognized as expense in the statement of operations based on their grant award date fair values. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding for the period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuance in the denominator. For the period from June 17, 2025 (inception) through December 31, 2025, all potentially dilutive securities were not included in the calculation of diluted net loss per share as their effect would be anti-dilutive.

The computation of basic and dilutive net loss per share for the period from June 17, 2025 (inception) through December 31, 2025 are as follows:

For the period from June 17, 2025 (inception) through December 31, 2025

Numerator:
Net loss	$(28,975,504)

Denominator:
Weighted average number of shares of common stock outstanding, basic and diluted	73,685,031
Net loss per common stock, basic and diluted	$(0.39)

As of December 31, 2025, common stock equivalents not included in the computation of net loss per share because their effect would be antidilutive included the following:

Warrants (see Note 12)	12,852,500
RSUs (see Note 13)	8,220,000
Convertible Notes (see Note 8)	18,071,500
Total	39,144,000

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and the measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Treasury Stock

The Company accounts for treasury stock using the cost method in accordance with U.S. GAAP. When the Company repurchases its own common stock, the purchase price, including any directly attributable transaction costs, is recorded as treasury stock, a reduction to stockholders’ equity. Treasury shares are not considered outstanding and therefore are excluded from the calculation of earnings per share and dividends.

When treasury shares are reissued, the Company uses the average cost of the shares held in treasury to determine the cost basis. Any excess of the reissuance price over the cost of the shares is recorded as an increase to additional paid-in capital. If the reissuance price is below cost, the difference is first charged to additional paid-in capital to the extent of previous net gains from treasury stock transaction; any remaining shortfall is recorded as a reduction to retained earnings.

The Company does not recognize gains or losses in the consolidated statement of operations from the purchase, reissuance or retirement of treasury stock. If treasury shares are formally retires, the Company reduces common stock and additional paid-in capital based on the original issuance amounts, with any difference between the carrying amount of the treasury shares and the amounts removed from equity recorded in retained earnings.

Recent accounting pronouncements

Recently Adopted Accounting Pronouncements:

ASU 2023-08 — Accounting for and Disclosure of Crypto Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value at each reporting date, with changes in fair value recognized in net income. The guidance also requires enhanced disclosures regarding significant crypto asset holdings. The Company adopted ASU 2023-08 effective June 17, 2025. Upon adoption, qualifying digital assets are measured at fair value as of each reporting period.

The adoption of ASU 2023-08 did not have a material impact on the Company’s consolidated financial position or cash flows.

Recent Accounting Pronouncements, not yet adopted:

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 4. Recapitalization

As discussed in Note 1, “Organization,” on December 5, 2025, the Company completed the Business Combination contemplated by the Business Combination Agreement dated June 23, 2025, by and among CCCM, SPAC Merger Sub, Company Merger Sub, ProCap BTC and the Seller, pursuant to which (i) SPAC Merger Sub merged with and into CCCM, with CCCM continuing as the surviving entity (the “SPAC Merger”) and (ii) Company Mer Sub merged with and into ProCap, with ProCap continuing as the surviving company (the “Company Merger”).

At the Closing, pursuant to the Business Combination Agreement and after giving effect to the redemption of shares of CCCM ordinary shares:

1. As consideration for the Company Merger, Seller and Jeffrey Park, who were holders of all the common units of ProCap, received 10,000,000 shares of common stock, par value $0.001 per share of the Company (“Pubco Stock”) (the “Common Merger Consideration Shares”). As consideration for the Company Merger, holders of the non-voting preferred units of ProCap received an aggregate number of Pubco Stock equal to the product of (A) the number of preferred units outstanding prior to the Company Merger multiplied by (B) 1.25, or 64,562,500 shares.

2. As consideration for the SPAC Merger, holders of shares of CCCM immediately prior to the SPAC Merger received 10,604,104 shares of Pubco Stock (“SPAC Consideration Shares”).

Although CCCM was the legal acquirer of ProCap in the merger, ProCap is deemed to be the accounting acquirer, and the historical financial statements of ProCap became the basis for the historical financial statements of the Company upon the closing of the merger. ProCap was determined to be the accounting acquirer based on an evaluation of the following facts and circumstances:

●	ProCap’s current shareholders will hold a majority of the voting power of the Company post Business Combination;
●	The Company Board consists of five individuals, one of which was elected by CCCM and four of which were elected by ProCap;

●	ProCap’s operations substantially comprise the ongoing operations of the Company; and
●	ProCap’s senior management comprises the senior management of the Company.

In accordance with the guidance applicable to these circumstances, the equity structure has been restated in all comparable periods up to December 5, 2025, to reflect the number of shares of the Company’s common stock, $0.001 par value per share, issued to ProCap’s stockholders in connection with the merger. As such, the shares and corresponding capital amounts and earnings per share related to ProCap’s units prior to the merger have been retroactively restated as shares reflecting the exchange ratio established in the merger.

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2025:

Cash - trust and cash, net of redemptions	$15,992,015
Less: transaction expenses paid	(3,790,701)
Net proceeds from the Business Combination	12,201,314

Assets (liabilities) assumed from the SPAC:
Cash	64,357
Accrued offering costs	(75,000)
Reverse recapitalization, net	$12,190,671

The number of shares of Pubco Stock issued immediately following the consummation of the Business Combination were:

Columbus Circle Capital Corp I public shares outstanding prior to the Business Combination	25,000,000
Less: Redemption of Columbus Circle Capital Corp I ordinary shares	(23,434,229)
Columbus Circle Capital Corp I public shares	1,565,771
Columbus Circle Capital Corp I founder shares outstanding	8,333,333
Columbus Circle Capital Corp I private placement shares outstanding	265,000
Columbus Circle Capital Corp I representative shares outstanding	440,000
Business combination shares – ProCap common shares after conversation ratio	74,562,500
Common stock available immediately after the Business Combination	85,166,604

The number of ProCap shares was determined as follows:

	ProCap units	ProCap common shares after conversion ratio
Common	10,000,000	10,000,000
Preferred	51,650,000	64,562,500
	61,650,000	74,562,500

Public and private placement warrants

The 12,500,000 public warrants issued at the time of CCCM’s initial public offering (the “Public Warrants”) and the 352,500 warrants issued in connection with the private placement at the time of CCCM’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company.

Redemption

Prior to the closing of the Business Combination, certain CCCM shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 23,434,229 ordinary shares of CCCM for an aggregate payment of $239,345,691.

Note 5. Digital Assets

The following table sets forth the units held, cost basis and fair value of crypto assets held, as shown on the balance sheet as of December 31, 2025:

The cost basis represents the average cost at the time the Company purchased the Bitcoin.

	Quantity	Cost Basis	Fair Value
BTC	5,000.47	$466,796,700	$441,791,316
Total		$466,796,700	$441,791,316

The following table presents a reconciliation of the fair values of the Company’s digital assets held for the period from June 17, 2025 (inception) through December 31, 2025, based on the fair value model under ASU 2023-08:

Fair value
Digital assets as of June 17, 2025 (inception)	$—
Purchase of digital assets	983,296,700
Sale of digital assets	(462,036,316)
Net realized loss on sale of digital assets	(54,463,684)
Net unrealized loss on digital assets	(25,005,384)
Digital assets fair value as of December 31, 2025	$441,791,316

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

Prepaid expenses:	December 31, 2025
Prepaid insurance	$1,812,891
Prepaid expenses - current	50,325
Total prepaid expenses - current	$1,863,216

Prepaid expenses - non-current	$16,250

Other current assets:
Interest receivable	$257,389

Note 7. Fixed Assets

Fixed assets consist of the following:

December 31, 2025
Furniture and equipment	$9,533
Leasehold improvements	75,049
84,582
Less: accumulated depreciation	(32,469)
Total fixed assets, net	$52,113

Depreciation expense related to the Company’s fixed assets was $32,469 for the period from June 17, 2025 (inception) through December 31, 2025.

Note 8. Debt

In connection with the execution of the Business Combination Agreement, on June 23, 2025, certain qualified investors (the “Convertible Note Investors”) each entered into a subscription agreement (collectively, the “Convertible Note Subscription Agreements”), with ProCap and CCCM. On December 5, 2025, upon the Closing of the Business Combination, the Convertible Note Investors purchased convertible notes issued by the Company (“Convertible Notes”) in an aggregate principal amount of $235,000,000, for an aggregate purchase price equal to 97% of the aggregate principal amount of the Convertible Notes. The Convertible Notes have a conversion rate of 76.9 shares per $1,000 equal to an approximately $13.00 conversion price, zero interest rate, maturity of up to 36 months, and are collateralized by cash, cash equivalents and certain Bitcoin assets. Under the indenture associated with the Convertible Notes, the Company has up to 30 days from the closing of the Business Combination to 1.0:1.0 times collateralize the Convertible Notes using a mix of Bitcoin (with Bitcoin being valued at 50% for collateral calculation purposes), cash and cash equivalents (with cash and cash equivalents being valued at 100% for collateral calculation purposes). This note has an effective interest rate of 9.09%. U.S. Bank National Trust, N.A. (“US Bank”) serves as collateral agent and trustee with regard to the Convertible Notes and associated indenture and security arrangements. As of December 31, 2025, the Company had $145,239,552 on deposit at US Bank.

Each Convertible Note Investor may, at its option, convert each $1,000 principal amount of their Convertible Note into a number of shares of common stock equal to the conversion rate in effect on the conversion date, cash, or a combination of common stock and cash at any time from the issue date until the close of business on the second scheduled trading date immediately before the maturity date. The embedded conversion of the Convertible Notes meets the criteria for bifurcation and is recognized as a separate derivative instrument.

If an event of default occurs, then the principal amounts on all the Convertible Notes then outstanding will immediately become due and payable.

The table below summarizes the outstanding Convertible Notes as of December 31, 2025, including the effects of discounts and debt issuance costs:

December 31, 2025
Convertible Notes due 2028	$235,000,000
Discount, net (1)	(11,387,249)
Debt issuance costs, net (2)	(9,440,843)
Convertible Notes, net	$214,171,908

(1)	Discount as of December 31, 2025 consisted of $7,050,000 of original issue discount and $4,629,230 for the fair value of the embedded derivative less accumulated amortization of $291,981.

(2)	Debt issuance costs as of December 31, 2025 consisted of $9,682,916 in debt issuance costs less accumulated amortization of $242,073.

The table below reflects the principal amount of loan maturities due over the next five years as of December 31, 2025:

	5-Year Loan Maturities Fiscal Year
	2026	2027	2028	2029	2030	Total
2028 Convertible Notes	$-	$-	$235,000,000	$-	$-	$235,000,000

The table below presents the disaggregation of interest expense for the period from June 17, 2025 (inception) through December 31, 2025:

For the period from June 17, 2025 (inception) through December 31, 2025
Debt discount amortization	$291,981
Debt issuance cost amortization	242,073
Interest expense	$534,054

Note 9. Income Taxes

The Company files a consolidated federal income tax return and various state income tax returns. The amount of income taxes the Company records requires the interpretation of complex rules and regulations of federal and state taxing jurisdictions.

A reconciliation of the U.S. federal statutory rate to the Company’s effect income tax rate is as follows:

As of December 31, 2025

U.S. federal statutory rate	21.0%

Change in fair value of conversion feature	40.8%

Change in valuation allowance	(61.8)%
Provision (benefit) for income taxes	0.0%

GAAP requires deferred income tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Significant components of net deferred tax assets (liabilities) at December 31, 2025 are as follows:

As of December 31, 2025
Deferred Tax Asset (Liability)

Stock Based Compensation	$92,829
Change in Fair Value of Digital Assets	5,251,131
Interest expense, net	57,564
NOL - Federal	13,021,839
Change in Fair Value of Convertible Note Conversion Feature	(493,561)
Change in Fair Value of Derivative Securities	(22,315)
17,907,487
Valuation Allowance	(17,907,487)
Deferred Tax Asset (Liability)	$-

Valuation Allowance Roll Forward

Deferred:	As of December 31, 2025
US Federal expense (benefit)	$(17,907,487)
State and local expense (benefit)	-
Change in valuation allowance	17,907,487
Total	$-

A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, and we consider the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. As of December 31, 2025, the Company’s deferred tax assets consisted primarily of $13.0 million related to federal net operating loss carry forwards, $5.3 million related to changes in the fair value of digital assets, and $0.2 million related to stock-based compensation and interest expense, partially offset by deferred tax liabilities related to changes in the fair value of convertible note conversion features and derivative securities. The resulting gross deferred tax assets were fully offset by a valuation allowance, resulting in no net deferred tax asset or liability as of December 31, 2025.

When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss carry forwards in the years following the change in ownership. In December 2025, the Company issued common stock to various parties in connection with the business combination. A Section 382 ownership study has not been completed yet. The management will continue to evaluate the occurrence of ownership change and the impact on utilization of prior year NOL, which otherwise can be carried forward indefinitely.

We have evaluated whether there were material uncertain tax positions requiring recognition in our financial statements. As of December 31, 2025, the Company has not identified unrecognized tax benefits that would favorably affect the effective tax rate if resolved in the Company’s favor and the Company recognized $0 uncertain tax liability.

Note 10. Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

The Company provides digital advertising and marketing services, including weekly audio, video, and social media placements. These services represent a single performance obligation satisfied over time, as customers simultaneously receive and consume the benefits of the services as they are delivered. The Company uses a time-elapsed (straight-line) measure of progress for arrangements in which services are provided evenly throughout the contract term.

Customer payments are typically due upfront or within 30 days of service commencement. Consideration is generally fixed, and the Company does not have material variable consideration, noncash consideration, or significant financing components.

Significant Judgments

Significant judgments affecting the amount and timing of revenue recognition include:

●	Identification of performance obligations: Digital advertising services are determined to be a single performance obligation under the series guidance in ASC 606-10-25-14(b).
●	Measure of progress: Straight-line recognition is applied because services are delivered evenly over the contract period.
●	Assessment of collectability: The Company evaluates customer creditworthiness at contract inception and throughout the arrangement.

Costs to Obtain or Fulfill a Contract

The Company does not incur incremental costs to obtain contracts (such as sales commissions). Costs to fulfill a contract are not capitalized because such costs are either immaterial or do not meet the criteria under ASC 340-40.

Remaining Performance Obligations

As of December 31, 2025 , the Company’s remaining performance obligations under non-cancelable contracts were $1,000, all of which are expected to be recognized as revenue within the next 6 months. The Company applies the practical expedient in ASC 606-10-50-14(a) for contracts with an original duration of one year or less.

Note 11. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2025:

	Fair value measured at December 31, 2025
	Total fair value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Digital assets	$441,791,316	$441,791,316	$-	$-
Liabilities:
Derivative securities liabilities	$428,236	$-	$-	$428,236
Conversion feature liability - convertible notes	$2,278,940	$-	$-	$2,278,940

Digital Assets

In determining the fair value of its Bitcoin investments, the Company uses quoted prices as determined by utilizing Coinbase closing prices at midnight UTC. As such, the Company’s digital assets were determined to be Level 1 assets.

Conversion Feature Liability - Convertible Notes

In determining the fair value of Conversion Feature Liability, the Company utilized the Black-Scholes pricing model which is considered to be Level 3 liability. The key inputs are presented in the table below:

	As of December 5, 2025 (Initial)	As of December 31, 2025
Strike price	$13.00	$13.00
Stock price	$4.36	$3.53
Volatility	45.0%	45.0%
Remaining term (in years)	3.00	3.00
Risk-free rate	3.53%	3.49%

The following table presents a roll-forward of the Convertible Note Conversion Feature Liability for the period from June 17, 2025 (inception) through December 31, 2025

Conversion feature
liability - convertible notes
As of June 17, 2025 (inception)	$-
Initial value at December 5, 2025	4,629,230
Change in fair value	(2,350,290)
Balance at December 31, 2025	$2,278,940

Derivative Liability - Preferred Units

In determining the fair value of the Derivative Liability - Preferred Units, the Company utilized the Black-Scholes pricing model which is considered to be a Level 3 liability. The key inputs are presented in the table below:

As of June 23, 2025 (Initial)
Strike price - Preferred unit	$11.94
Stock price	$10.79
Volatility	47.6%
Remaining term (in years)	0.5
Risk-free rate	4.29%

The following table presents a roll-forward of the Derivative Liability – Preferred Units for the period from June 17, 2025 (inception) through December 31, 2025:

Preferred Units
Derivative Liability
As of June 17, 2025 (inception)	$-
Initial value as of June 23, 2025	56,298,500
Settlement of Derivative	(56,298,500)
Balance at December 31, 2025	$-

Derivative Securities Liabilities

When quoted market prices are not available, fair value is determined using a market-participant-based option pricing model. The Company utilizes a Black-76 valuation model to determine the fair value of BTC put options leveraging calibrated Bitcoin forward curves and volatility surfaces daily at 4:00 PM ET using executable bid-offer prices and futures data sourced from Deribit. These calibrated inputs are applied across option strikes and maturities to derive fair-market pricing.

The following table presents a roll-forward of the derivative securities liability for the period from June 17, 2025 (inception) through December 31, 2025:

Fair value
As of June 17, 2025 (inception)	$-
Premiums received on sold BTC put options	534,500
Net change in fair value recognized in earnings	(106,264)
Settlements / expirations	-
Fair value as of December 31, 2025	$428,236

See Note 3 above for a description of the Company’s accounting policies.

Note 12. Stockholders’ Equity

Preferred stock — The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2025, there were no shares of preferred stock issued and outstanding.

Common stock — The Company is authorized to issue 550,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2025, there were 85,166,604 shares of common stock issued and 84,327,208 shares of common stock outstanding (see Note 4). Each share of common stock entitles the holder to one vote.

Treasury stock — On December 11, 2025, the Board of Directors of ProCap Financial, Inc. (the “Company”) approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $100 million of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”). Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of Common Stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program does not obligate the Company to repurchase shares of Common Stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors.

In connection with the 2025 Repurchase Program, on December 12, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with TD Securities Inc. (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay the Broker a commission at a rate of $0.02 for each share of Common Stock repurchased pursuant to the Repurchase Agreement.

As of December 31, 2025, the Company held 839,396 shares of treasury stock, which were acquired for an aggregate purchase price of $2,846,627, as reflected in the accompanying consolidated statements of cash flows.

Warrants — As part of CCCM’s initial public offering, CCCM issued warrants to third party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the initial public offering CCCM completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share (the “Private Placement Warrants”). The warrants cannot be exercised until 30 days after the completion of the business combination, and will expire at 5:00pm, New York City time, December 5, 2030. As of December 31. 2025, there were 12,500,000 Public Warrants and 352,500 Private Placement Warrants.

Redemption of Warrants When the Price per Share Equals or Exceeds $18.00

The Company may redeem the outstanding warrants:

● in whole and not in part;

● at a price of $0.01 per warrant;

● upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

● if, and only if, the last reported sale price (the “closing price”) of the common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the business combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Note 13. Share-Based Compensation

On October 29, 2025, the Company’s Board of Directors adopted, and the Company’s stockholders approved the ProCap Financial, Inc. 2025 Equity Incentive Plan whereby it may grant to employees, consultants or non-employee directors an award, such as (1) options and stock appreciation rights, (2) performance stock, (3) performance stock units, (4) restricted stock, and (5) restricted stock units of the Company.

The aggregate number of shares which may be issued or transferred under the plan is equal to the sum of (i) 10% of the shares outstanding post-closing of the Business Combination and (ii) an annual increase on the first day of each year beginning in 2026 and ending in (and including) 2035 equal to the lesser of (A) 5% of the shares outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board or the compensation committee of the Board.

Restricted Stock Units

For the period from June 17, 2025 (inception) through December 31, 2025, the Company issued restricted stock units (“RSU’S) under the 2025 Equity Plan. Each RSU entitles the recipient to one share of the Company’s common stock upon vesting. The Company measures the grant date fair value of RSU’s based on the nature of the vesting conditions.

For RSU’s subject only to service-based vesting conditions, fair value is measured using the stock price on the grant date. For RSU’s subject to performance-based vesting conditions, including market-based share price targets, grant date fair value is determined using a Monte Carlo valuation model which incorporates assumptions regarding volatility of 60%, risk-free interest rate of 3.9%, expected term of 7 years, and stock price of $4.36 to calculate the probability of achieving the specified performance conditions, consistent with ASC 718. Performance-based RSU’s will be forfeited to the extent any outstanding portion of the award remains unvested as of the seventh anniversary of the date of the grant of the award or upon the employee’s termination of employment for any such reason.

The RSU’s subject to market-based share price targets will be eligible to vest upon the achievement of the following share price vesting conditions as long as the employee remains employed by the Company through the date in which the share price vesting condition is satisfied for any five continuous business days where a share of common stock of the Company closes at or above the applicable share prices below:

Number of RSU’s eligible to vest	Share price
250,000	$15.00
250,000	$17.50
250,000	$20.00
250,000	$22.50
250,000	$25.00
500,000	$27.50
500,000	$30.00
500,000	$32.50
500,000	$35.00
500,000	$37.50
750,000	$40.00
750,000	$42.50
750,000	$45.00
1,000,000	$47.50
1,000,000	$50.00

The table below presents the summary of activity with respect to, and status of restricted stock units for the period from June 17, 2025 (inception) through December 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Value
Unvested as of June 17, 2025	-	-
Granted	8,220,000	$2.13
Forfeited	-	-
Vested	(201,586)	$2.11
Unvested as of December 31, 2025	8,018,414	$2.13

As of December 31, 2025, there were 8,220,000 restricted stock units outstanding. As of December 31, 2005, unrecognized compensation cost related to the grant of restricted stock units was $17,058,191 and had a remaining vesting period of approximately 2.1 years to 3.93 years. Stock-based compensation expense related to RSUs recognized during the period from June 17, 2025 (inception) through December 31, 2025 was $442,043, and is included in the accompanying consolidated statements of operations.

Note 14. Commitments and Contingencies

As of December 31, 2025, we did not have any material commitments except as noted below.

Non-Competition Agreement

Contemporaneously with the execution and delivery of the Business Combination Agreement, ProCap BTC, CCCM, the Company and Mr. Anthony Pompliano entered into a Non-Competition and Non-Solicitation Agreement, pursuant to which, until the earlier of (i) the date that is eighteen (18) months following the Closing Date June 23, 2025 and (ii) the date that is six (6) months after such date as Mr. Pompliano ceases to be a Control Person of the Company or ProCap BTC, Mr. Pompliano will not, directly or indirectly, become a Control Person of a public company with a primary portion of its business comprised of pursuing a Bitcoin treasury strategy program. For purposes of the Non-Competition Agreement, “Control Person” shall mean (x) the chairman of a board of directors, chief executive officer or president, or (y) the owner of such equity interests or right to acquire equity interests of a Person which entitles the holder thereof to the ability to manage or control such Person.

Services Agreement

In connection with the execution and delivery of the Business Combination Agreement, Inflection Points, an entity under common control, and the Company entered into an Investment Consulting and Marketing Services Agreement (the “Services Agreement”). Pursuant to the Services Agreement, Inflection Points agreed to provide certain services to the Company. The services shall be provided pursuant to statements of work. The Services Agreement has a term of four (4) years following the Effective Date and will automatically renew for a subsequent one (1) year term, unless either party gives the other party at least sixty (60) days’ prior written notice of non-renewal or otherwise terminates the Services Agreement or any statement of work as set forth therein. In consideration of the Work performed, upon execution of this Agreement, Service Provider shall receive an aggregate of 10,000,000 Common Units of ProCap BTC, which were exchanged for 10,000,000 shares of the Company’s stock at the closing of the Business Combination (See Note 4). Payment for all or part of the Work shall not constitute acceptance. As of December 31, 2025, these shares have been issued and are outstanding (see Note 12). These shares were recorded at fair value at date of issuance, which was reported at $10,000 on the statement of changes in stockholders’ equity.

Preferred Equity Subscription Agreement

In connection with the execution of the Business Combination Agreement, certain “qualified investors” (defined to include “qualified institutional buyers” (“QIBS”), as defined in Rule 144A of the Securities Act, and institutional “accredited investors,” as defined in Rule 501 of Regulation D) (the “Preferred Equity Investors”) each entered into a Preferred Equity Subscription Agreement (collectively, the “Preferred Equity Subscription Agreements”) with CCCM, ProCap BTC and the Company, pursuant to which the Preferred Equity Investors subscribed to purchase an aggregate of 51,650,000 non-voting preferred units of ProCap BTC (“Preferred Units”), at a purchase price of $10.00 per unit in a private placement, for an aggregate amount of $516.5 million of such Preferred Units (the “Preferred Equity Investment,”), which were converted and exchanged for 64,562,500 shares of common stock of the Company at the Closing of the Business Combination (See Note 4). Additionally, each Preferred Equity Subscriber executed a joinder agreement to that certain Limited Liability Company Operating Agreement of the Company, dated as of June 22, 2025, by and among the Company and the members identified therein (the “LLC Agreement”), pursuant to which each Preferred Equity Subscriber accepted the rights, duties and obligations set forth in the LLC Agreement and became a preferred member of the Company.

As described above, all of the proceeds from the Preferred Equity Investment were used by the Company to the purchase Bitcoin, which Bitcoin was held in a custodial account until the Closing, upon which it was contributed to ProCap Financial.

Sponsor Earnout Agreement

On December 3, 2025, the Company and Sponsor entered into an agreement (the “Sponsor Earnout Agreement”), providing that 8,333,333 shares of Pubco Stock (such shares subject to earnout, the “Earnout Founder Shares”), representing all of the shares of Pubco Stock issuable to the Sponsor or its transferees in exchange for their Class B ordinary shares of CCCM (“Class B Ordinary Shares”) upon the Closing, shall be subject to transfer restrictions set forth in the Sponsor Earnout Agreement (the “Sponsor Transfer Restrictions”) and shall vest and be released from such restriction only if certain price targets are achieved during the 2-year period following the Closing (the “Earnout Period”).

The Sponsor Earnout Agreement provided that the Earnout Founder Shares shall vest and shall no longer be subject to the Sponsor Transfer Restrictions as follows:

●100% of the Earnout Founder Shares will vest and shall no longer be subject to the Sponsor Transfer Restrictions if the closing price of the Pubco Stock equals or exceeds $10.21 per share (as may be adjusted) for any 20 trading days within any consecutive 30-trading day period during the Earnout Period (the “Share Price Trigger Event”).

●100% of the Earnout Founder Shares will vest and shall no longer be subject to the Sponsor Transfer Restrictions if the BTC VWAP (as defined below) equals or exceeds $140,000 during any five-day period during the Earnout Period (the “BTC Price Trigger Event”).

In the event that neither a Share Price Trigger Event nor a BTC Price Trigger Event has occurred on or prior to the second anniversary of the Closing Date, then, subject to the terms and conditions of the Sponsor Earnout Agreement, on such second anniversary, 100% of the Earnout Founder Shares will vest and will no longer be subject to the Sponsor Transfer Restrictions.

Notwithstanding the foregoing, in the event that during the Earnout Period, the Company is subject to a change of control and the implied consideration per share of Pubco Stock pursuant to which the Company or its stockholders have the right to receive in such change of control equals or exceeds $10.21 (or the equivalent fair market value thereof, as determined by the board of directors of the Company following the Closing in good faith, in the event of any non-cash consideration), then, all of the Earnout Founder Shares that have not previously vested will vest and shall no longer be subject to the Sponsor Transfer Restrictions.

“BTC VWAP” means the dollar volume-weighted average price for Bitcoin (BTC) during any one hundred twenty (120)-hour period ending at the time of determination, as reported by Bloomberg through its “VAP” function for “XBTUSD BGN Currency” (or such other comparable calculation methodology as the Disinterested Independent Directors (as defined in the Sponsor Earnout Agreement) may determine in good faith if such Bloomberg function is no longer available). If the BTC VWAP cannot be calculated for Bitcoin (BTC) on such date on any of the foregoing bases, the BTC VWAP of Bitcoin (BTC) on such date shall be the fair market value as determined by the Disinterested Independent Directors of the Company acting in good faith. All such determinations shall be appropriately adjusted for any stock dividend, stock split, stock combination, recapitalization or other similar transaction during such period.

Effective December 3, 2025, the Company and Seller entered into an agreement (the “Seller Earnout Agreement”), providing that 9,500,000 shares of Pubco Stock (such shares subject to earnout, the “Earnout Seller Shares”), representing all of the shares of Pubco Stock otherwise issuable to the Seller upon the Closing, shall be subject to the transfer restrictions set forth in the Seller Earnout Agreement (the “Seller Transfer Restrictions”) and shall vest and be released from such restriction only if certain price targets are achieved during the Earnout Period. The Seller Earnout Agreement provides that the Earnout Seller Shares shall vest and shall no longer be subject to the Seller Transfer Restrictions as follows:

●100% of the Earnout Seller Shares will vest and shall no longer be subject to the Seller Transfer Restrictions upon a Share Price Trigger Event.

●100% of the Earnout Seller Shares will vest and shall no longer be subject to the Seller Transfer Restrictions upon a BTC Price Trigger Event.

In the event that neither a Share Price Trigger Event nor a BTC Price Trigger Event has occurred on or prior to the second anniversary of the Closing Date, then, subject to the terms and conditions of the Seller Earnout Agreement, on such second anniversary, 100% of the earnout shares will vest and shall no longer be subject to the Seller Transfer Restrictions.

Notwithstanding the foregoing, in the event that during the Earnout Period, the Company is subject to a change of control and the implied consideration per share of Pubco Stock pursuant to which the Company or its stockholders have the right to receive in such change of control equals or exceeds $10.21 (or the equivalent fair market value thereof, as determined by the board of directors of the Company following the Closing in good faith, in the event of any non-cash consideration), then, all of the Earnout Seller Shares that have not previously vested shall vest and shall no longer be subject to the Seller Transfer Restrictions.

Put Option Derivative Liability

On December 23, 2025 and December 24, 2025, ProCap Financial, Inc. entered into Bitcoin put option contracts with FalconX that obligate ProCap to buy Bitcoin at a fixed strike price if exercised by the counterparty on the January 30, 2026 expiration date. The aggregate premium for the put option contracts was $534,500, which constitute freestanding derivative instruments and are recorded as a derivative liability on the consolidated balance sheet. The Company does not hedge the put option derivative liability on the consolidate balance sheet and therefore the Company is exposed to market risks related to Bitcoin prices and liquidity risks regarding potential cash flow if the option is exercised.

As of December 31, 2025, the fair value of the put option contracts was $428,236, and ProCap recognized a $106,264 change in fair value of derivative securities in other income (expense) on the consolidated statement of operations.

Pursuant to the terms of the put option agreements, ProCap was required to post cash collateral to support its obligations under the contracts. As of December 31, 2025, ProCap had $4,645,780 of cash collateral held in a tri-party custodial agreement with BitGo, which is presented as restricted cash on the consolidated balance sheet. The posted collateral is not netted against the fair value of the put option liability.

The following table details the terms of the option transactions:

	December 23, 2025 option transaction	December 24, 2025 option transaction
Strike price	$75,000	$75,000
Put currency	200 BTC	430 BTC
Settlement	Deliverable	Deliverable

Note 15. Related Party Transactions

As part of the Preferred Equity Subscription Agreements, Inflection Points purchased 850,000 preferred units for $8,500,000. Refer to Note 14 for additional information.

As part of the Services Agreement Inflection Points received 10,000,000 shares of common stock. Refer to Note 14 for additional information.

On June 30, 2025, the Company entered into a promissory note (the “Promissory Note”) with Inflection Points, an entity under common control, for a principal sum of up to $1,000,000. On July 11, 2025, the Company entered into an amended and restated promissory note, to ensure the Company and Procap BTC are listed as recipients of the funds. On October 5, 2025, the Company entered into the second amended and restated the promissory note, to increase the allowable principal draws to be up to $2,000,000. During the period from June 17, 2025 (inception) through December 31, 2025, the Company received $1,777,581 of proceeds from the related-party Promissory Note and made $1,889,562 of repayments, as reflected in the accompanying consolidated statements of cash flows. In addition, $111,981 of amounts due to a related party were converted into the Promissory Note, which is presented as a non-cash financing activity. The Promissory Note bears no stated interest and was payable on the earlier of May 31, 2026 or the date on which the Company consummated the business combination. On December 5, 2025, in connection with the closing of the Business Combination, the Company repaid the outstanding balance of the Promissory Note. As of December 31, 2025, the outstanding balance on the Promissory Note was $0.

On October 1, 2025, the Company entered into a commercial sublease agreement with Inflection Points. The sublease terms allow the Company to occupy the premises on a month-to month arrangement starting on October 1, 2025, and ending upon notice of 60 days from either party to the other party. The monthly rent payment under the agreement is $19,600. For the period from June 17, 2025 (Inception) through December 31, 2025, the Company recorded $58,800 of rent expense in the consolidated statement of operations.

Note 16. Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating officer decision maker (“CODM”) has been identified as the Chief Executive Officer, who uses cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making. Accordingly, management has determined that there is only one reportable segment.

Additionally, the CODM reviews the fair market value of Bitcoin to measure and monitor value and determine the most effective strategy of investment.

As of December 31, 2025
Digital Assets	$441,791,316

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations as net loss. As the Company is in the start-up phase, the CODM currently reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to achieve its business plan over the short-term period (ie less than a year). The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

For the period from June 17, 2025 (inception) to
December 31, 2025
General and administrative	$7,630,335

Note 17. Leases

The Company leases its office facility under a month-to month operating lease arrangement. The Company has elected the short-term lease practical expedient under ASC 842 for this lease and therefore does not recognize a right-of-use asset or lease liability on the consolidated balance sheet for this arrangement.

Lease expense for this month-to month lease is recognized on a straight-line basis and were $19,600 per month for the period from October 2025 to December 2025. Because the lease is cancellable at any time with no significant penalty, the Company is not committed to future minimum lease payments beyond the monthly term.

Note 18. Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the consolidated financial statements were issued, and no events, other than discussed below, have occurred that would require adjustments to the disclosures in the consolidated financial statements.

Non-recognized Subsequent Events:

Convertible Note Repurchase

On February 9, 2026, we entered into privately negotiated notes repurchase agreements (the “Repurchase Agreements”) with certain holders (the “Noteholders”) of certain of our outstanding 0.00% Convertible Senior Secured Notes due 2028 (the “2026 Convertible Notes”) under the Indenture, pursuant to which we agreed to repurchase (the “Repurchase”) approximately $135,400,000 in aggregate principal amount of the 2026 Convertible Notes held by the Noteholders for an aggregate of approximately $119,152,000 in cash.

The Repurchase settled on or about February 10, 2026. Upon settlement of the Repurchase, the aggregate principal amount of the 2026 Convertible Notes outstanding was reduced to approximately $99,600,000.

Pursuant to the terms of the Indenture, the Company must maintain a 1:1 loan-to-collateral ratio, where Bitcoin is treated as 0.50 to 1.00 and cash is treated as 1.00 to 1.00. As of February 12, 2026, the Company’s collateral composition is as follows: (i) 3,000 Bitcoin and (ii) $26,722,563 in cash, the total amount of which complies with the terms of the Indenture. This collateral composition is subject to change to account for market conditions, including the price of Bitcoin.

Share Repurchases

Subsequent to year end and through February 12, 2026, the Company repurchased 904,433 shares of common stock in the open market for $3,190,663, including commissions, at an average price of $3.53 per share. Total shares outstanding after the repurchase were 83,422,775 as of February 12, 2026.

Derivative Securities Liabilities

In January 2026, the Company entered into multiple Bitcoin put option contracts with a single counterparty. Under the terms of these contracts, the Company may be required to purchase an aggregate of up to 900 Bitcoin at predetermined strike prices ranging from $70,000 to $80,000 per Bitcoin, subject to counterparty exercise on specified expiration dates in February and March 2026. The aggregate premium received for the put option contracts was $888,750.

In addition, Bitcoin put option contracts entered into in December 2025 expired unexercised in January 2026, resulting in the Company retaining the aggregate premiums of $534,500.

Agreement and Plan of Merger

On February 9, 2026 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Silvia Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), CFO Silvia, Inc, a Delaware corporation (“CFO Silvia”), Inflection Points Inc, a Delaware corporation (“Inflection Points”), Shain Noor (“Noor” and, together with Inflection Points, the “Sellers”), and Shain Noor, solely in his capacity as the stockholder representative (the “Stockholder Representative”). Under the Merger Agreement, Merger Sub will merge with and into CFO Silvia, with CFO Silvia surviving as a direct wholly owned subsidiary of the Company (the “Merger” or the “Proposed Transaction”).

At the effective time of the Merger (the “Effective Time”), each share of CFO Silvia common stock outstanding immediately prior to the Effective Time (other than dissenting shares and treasury shares) will be converted into the right to receive shares of common stock of the Company, par value $0.001 per share (the “Company Common Stock”), consisting of (i) the per share merger consideration, and (ii) any per share earnout consideration, in each case as described in the Merger Agreement and related spreadsheet to be delivered prior to closing. In addition, each outstanding simple agreement for future equity (“SAFE”) will be terminated at the Effective Time, and each SAFE holder will be entitled to receive a portion of the total merger consideration and earnout shares (if any), in accordance with the Merger Agreement. A portion of the merger consideration otherwise payable to equity holders will be deposited into an escrow account for a period of twelve months to secure indemnification obligations. The shares of Company Common Stock issued in the Merger will be subject to transfer restrictions, including lock-up provisions, as further described in the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, during the earnout period, if the volume-weighted trading price of the Company Common Stock equals or exceeds $9.00 on the applicable measurement date, the Company will issue the earnout shares within ten business days following such date; provided that any earnout shares deliverable to Noor are conditioned upon his continued employment and good standing through the earnout release date, subject to certain exceptions. The earnout may only be achieved and paid once, and Company’s earnout obligations terminate upon issuance of the earnout shares or expiration of the earnout period.

In general, the Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and the Merger Agreement is intended to constitute a plan of reorganization thereunder.

The closing of the Merger is subject to customary closing conditions, including the filing of a certificate of merger with the Delaware Secretary of State, specified regulatory approvals (including any required filings under the Hart-Scott-Rodino Antitrust Improvements Act, if applicable), and the receipt of requisite approvals from CFO Silvia stockholders and Company stockholders, among other conditions set forth in the Merger Agreement.

