Form 10-Q
period 2026-03-31
ProCap Financial, Inc.
filed 2026-05-14
CIK 2076163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, there were 90,573,524 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

PROCAP FINANCIAL, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROCAP FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash and Cash equivalents	$25,964	$44,976
Restricted cash	-	149,885
Accounts receivable	-	45
Prepaid expenses and other assets, current	1,620	2,121
Total current assets	27,584	197,027

Digital assets	372,277	441,791
Right-of-use asset	1,029	-
Fixed assets, net	168	52
Deposits	82	-
Prepaid expenses, non-current	365	16
TOTAL ASSETS	$401,505	$638,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,684	$1,831
Derivative securities liabilities	-	428
Lease liability, current	241	-
Deferred revenue	-	1
Income Tax payable	193	-
Total current liabilities	2,118	2,260
Long-term liabilities
Lease liability, non-current	812	-
Conversion feature liability - Convertible Notes	131	2,278
Convertible Notes, net	91,496	214,172
TOTAL LIABILITIES	94,557	218,710

STOCKHOLDERS’ EQUITY
Preferred stock; 50,000,000 authorized shares; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock; $0.001 par value; 550,000,000 authorized shares; 85,563,025 shares issued and 82,056,573 shares outstanding as of March 31, 2026, 85,166,604 shares issued and 84,327,208 shares outstanding as of December 31, 2025	85	85
Treasury stock, at cost; 3,506,452 shares and 839,396 shares as of March 31, 2026 and December 31, 2025, respectively	(10,845)	(2,847)
Additional paid-in capital	454,443	451,914
Accumulated deficit	(136,735)	(28,976)
Total stockholders’ equity	306,948	420,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,505	$638,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROCAP FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

Three Months Ended March 31, 2026
Revenue	$1

Operating expenses:
General and administrative	4,059
Stock-based compensation	3,540
Loss from operations	(7,598)

Other income (expense):
Change in fair value of digital assets	(105,467)
Change in fair value of Convertible Notes conversion feature	838
Realized loss on put option liability	(914)
Gain on extinguishment of debt	5,933
Interest and dividend income	742
Interest expense	(1,100)
Other expense, net	(99,968)

Net loss before taxes	(107,566)

Income tax expense	(193)

Net loss	$(107,759)

Weighted average number of shares of common stock outstanding, basic and diluted	82,898,332
Net loss per common stock, basic and diluted	$(1.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROCAP FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except per share data, unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31,2025	-	$-	85,166,604	$85	(839,396)	$(2,847)	$451,914	$(28,976)	$420,176
Stock-based compensation	-	-	-	-	-	-	3,540	-	3,540
Purchase of treasury stock	-	-	-	-	(2,667,056)	(7,998)	-	-	(7,998)
Issuance of restricted stock, net of withholding taxes	-	-	396,421	-	-	-	(1,011)	-	(1,011)
Net loss	-	-	-	-	-	-	-	(107,759)	(107,759)
Balance, March 31, 2026	-	$-	85,563,025	$85	(3,506,452)	$(10,845)	$454,443	$(136,735)	$306,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROCAP FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, unaudited)

For the three months ended March 31, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,759)
Adjustments to reconcile net loss to net cash used in operations:
Change in fair value of digital assets	105,467
Realized loss on put option liability	914
Amortization of right-of-use asset	51
Gain on extinguishment of debt	(5,933)
Change in fair value of Convertible Notes conversion feature	(838)
Stock based compensation	3,540
Depreciation	39
Amortization of discount and debt issuance costs on Convertible Notes	1,100
Changes in operating assets and liabilities:
Accounts receivable	45
Prepaid expenses and other current assets	154
Deposits	(82)
Accounts payable and accrued expenses	(149)
Deferred revenue	(1)
Lease liability	(27)
Income tax payable	193
CASH USED IN OPERATING ACTIVITIES	(3,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital assets	(35,953)
Purchase of fixed assets	(155)
CASH USED IN INVESTING ACTIVITIES	(36,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of Convertible Notes	(119,152)
Proceeds from derivative securities	889
Purchase of derivative securities	(1,653)
Settlement of derivative securities	(578)
Taxes paid on RSU vesting	(1,011)
Purchase of treasury stock	(7,998)
CASH USED IN FINANCING ACTIVITIES	(129,503)

NET CHANGE IN CASH	(168,897)
Cash, cash equivalents and restricted cash, beginning of period	194,861
Cash, cash equivalents and restricted cash, end of period	$25,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROCAP FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share, per share data, Bitcoin, and per Bitcoin  data)

(unaudited)

Note 1. Organization

Founded in 2025, ProCap Financial, Inc., together with its subsidiaries (collectively, the “Company” or “ProCap”), is a U.S.-based modern finance company. The Company’s mission is to help independent investors make money. The Company initially launched with Bitcoin-focused media products and Bitcoin holdings on its corporate balance sheet.

ProCap believes that Bitcoin represents a superior long-term store of value and a viable alternative to traditional fiat-based reserve assets and that Bitcoin will play an increasingly important role as a reserve asset for individuals, corporations, and governments worldwide. A key objective of the Company is to support the broader Bitcoin information ecosystem, including through audio podcasts, video interviews, and text-based articles designed to help individuals and organizations understand Bitcoin’s significance and utility of its mission. To support its operations, the Company has initiated its plan to accumulate and hold Bitcoin as a long-term treasury reserve asset.

The Company’s business is also built upon a foundational belief that advances in artificial intelligence (“AI”) may enable more scalable and efficient tools for portfolio analysis, financial planning, and investor decision support. Consistent with this approach, the Company expects to increasingly rely on software-based systems and automated processes as part of its operating model. In 2026, the Company added strategies related to the use of AI and automation to support the development and delivery of financial products and services, including the launch of ProCap Insights and the acquisition of CFO Silvia, Inc, a Delaware corporation (“CFO Silvia”) in April 2026. See Note 15 for further details relating to the transaction.

The Company launched ProCap Insights, the first agentic research platform in finance, in April 2026. Leveraging the latest AI technology, ProCap aims to deliver institutional-grade research to help independent investors make more informed investment decisions.

CFO Silvia has developed a consumer-facing AI platform that aggregates and organizes financial data to provide users with automated financial education, tracking and analytical tools. The CFO Silvia platform connects to financial account integrations, including brokerage accounts, retirement accounts, crypto currency wallets, real estate valuation services, and alternative investment platforms, to deliver users a consolidated, real-time view of their net worth, holdings and liabilities.

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

Business Combination

On December 5, 2025, the Company completed a business combination with Columbus Circle Capital Corp I (“CCCM”), a special purpose acquisition company, resulting in the Company becoming a publicly traded entity. The transaction was accounted for as a reverse recapitalization in accordance with U.S. GAAP. The Company deemed to be the accounting acquirer based on Accounting Standard Update No. 2025-03. Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which we early adopted.

In connection with the transaction:

●	Legacy ProCap equity holders received an aggregate of approximately 74.6 million shares of the Company’s common stock (after applying the exchange ratio, including preferred unit conversion).
●	CCCM shareholders received approximately 10.6 million shares, after significant redemptions.
●	Total common shares outstanding immediately following the transaction were approximately 85.2 million.
●	Net proceeds from the transaction were approximately $12.2 million, after redemptions and transaction costs.

As a result of the reverse recapitalization:

●	The historical financial statements of ProCap became those of the Company.
●	All prior-period equity amounts and share counts have been retroactively restated to reflect the exchange ratio established in the transaction.

Additionally, previously issued public and private placement warrants of CCCM remained outstanding and became warrants of the Company.

Note 2. Liquidity and Capital Resources

As of March 31, 2026, the Company had $25,964 in cash and cash equivalents and working capital of $25,466.

For the three months ended March 31, 2026, the Company reported a net loss of $107,759. This net loss was primarily driven by factors that are inherently volatile and subject to market conditions, including:

●	Unrealized losses related to Bitcoin holdings due to fluctuations in the market price of Bitcoin;
●	General and administrative expenses associated with operating as a public company and stock-based compensation expense.

Because digital assets and derivative instruments are measured at fair value, the Company’s results of operations may fluctuate significantly from period to period, as discussed further in “Note 4”.

As of March 31, 2026, the Company had an aggregate of $99,600 of principal of Convertible Notes outstanding. (See Note 7).

Based on the cash and cash equivalents balance of $25,964 as of March 31, 2026, and fair value of the Company’s Bitcoin holdings of $372,277, the Company has determined that the Company’s sources of liquidity will be sufficient to meet the Company’s needs for the one-year period from the issuance of these unaudited condensed consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 8-03 of Regulation S-X. Accordingly, the condensed unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026, cash flows for the three months ended March 31, 2026, and stockholders’ equity for the three months ended March 31, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from estimates. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025.

Reclassification

Certain prior-period amounts have been reclassified to conform to the current-period presentation in the unaudited condensed consolidated financial statements and accompanying notes. Specifically, amounts previously presented in “Other current assets” have been reclassified and combined with “Prepaid and other current assets” to align with the current-year balance sheet presentation. No other reclassifications were made. These reclassifications did not have a material impact on the Company’s unaudited condensed consolidated financial statements, related disclosures, or prior-period results.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of ProCap Financial, Inc. and the Company’s wholly-owned subsidiaries. All intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment managed on a consolidated basis. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses net loss as the primary measure to manage the business and does not segment the business for internal reporting or decision making. Significant segment expenses are consistent with those presented on the condensed consolidated statement of operations and total segments assets are consistent with total assets presented on the condensed consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash, and Bitcoin. The Company maintains its cash, cash equivalents, restricted cash, and Bitcoin with major financial institutions and reputed Bitcoin custodians. The Company’s cash consists of accounts held within financial institutions which, at times, may exceed federally insured limits. The cash balance in excess of the federally insured limits was $25,714 as of March 31, 2026, including cash accounts held through Bitcoin custodians, Anchorage Digital Bank, N.A., and BitGo Trust Company, which totaled $4. Our Bitcoin is held offline in cold storage with multiple third-party providers. As of March 31, 2026, approximately 60% of our Bitcoin was held at Anchorage Digital Bank, N.A., and approximately 40% of our Bitcoin was held at BitGo Trust Company. The Company has historically not experienced any losses on its cash and investments in relation to federally insured limits.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company classifies cash as restricted cash when it is held in a separate bank account and its withdrawal or general use is legally restricted, or when a portion of cash is designated as collateral. The Company had restricted cash of $0 and $149,885 as of March 31, 2026 and December 31, 2025, respectively.

Fixed Assets, net

Property, plant and equipment are stated at cost, less accumulated depreciation. Betterments, renewals, and extraordinary repairs that materially extend the useful life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The Company includes equipment, furniture and fixtures, and leasehold improvements in fixed assets, net.

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

Fair value measurement

The Company’s financial assets and liabilities are accounted for in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classify those inputs into three levels:

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

The fair value of the Company’s digital assets is determined using the period-end closing price quoted on Coinbase, an active market, in accordance with ASC 820, Fair Value Measurement. Because digital asset markets operate on a continuous, 24-hour basis, the Company uses the price as of 23:59:00 UTC Coordinated Universal Time (UTC) as of the reporting date. Quoted prices for identical digital assets in active markets represent Level 1 inputs in the fair value hierarchy.

Changes in the fair value of digital assets are recognized as a change in fair value of digital assets within other income (expense) in the unaudited condensed consolidated statement of operations. When the Company sells digital assets, realized gains or losses are measured as the difference between the cash proceeds received and the carrying value of the digital assets sold, as determined using the first-in, first-out method. Realized gains and losses are recorded in realized gain or loss on sale of digital assets in the unaudited condensed consolidated statement of operations.

The Company’s current treasury strategy is to retain Bitcoin as its primary treasury reserve asset. Based on this strategy, the Company classifies its digital assets as non-current assets on the unaudited condensed consolidated balance sheet. The Company held its Bitcoin with third-party custodians, consisting of approximately 3,300 and 2,500 Bitcoin as of March 31, 2026 and December 31 2025 respectively, with Anchorage Digital Bank, N.A. and approximately 2,157 and 2,500 Bitcoin held with BitGo Trust Company, Inc. as of March 31, 2026 and December 31, 2025 respectively. The Company retains control over the underlying digital assets held with these custodians.

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

Customer payments are typically due upfront or within 30 days of service commencement. Amounts invoiced and cash received upfront, but not yet earned, are recorded as deferred revenue until the related services are performed.

Management evaluates all contracts to determine performance obligations, transaction price, variable consideration (if any), and the existence of any significant financing components. The Company does not typically incur incremental costs to obtain contracts; therefore, no contract costs are capitalized under ASC 340-40.

Accounts Receivable

Accounts receivable represents amounts due from customers for services sold in the ordinary course of business and are initially recorded at the original invoice amount. Receivables are reported at net realizable value, net of an allowance for credit losses. The allowance is estimated using historical collection data, with uncollectible amounts written off when deemed uncollectable. As of March 31, 2026, the Company had no accounts receivable outstanding. As of December 31, 2025, accounts receivable totaled $45, which were subsequently written off during the three months ended March 31, 2026.

Convertible notes

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine: (1) whether the instrument should be classified as a liability under ASC 480, and (2) whether the conversion feature should be accounted for separately from the host instrument. If it is determined that the conversion feature should be bifurcated from the host instrument, it is then classified as a derivative liability on the unaudited condensed consolidated balance sheet and marked at fair value at period-ends, with any changes in its fair value recognized in the unaudited condensed consolidated statement of operations.

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

Debt issuance costs related to the Convertible Notes were capitalized and are presented net against the balance of the Convertible Notes on the unaudited condensed consolidated balance sheet. Debt issuance costs consist of underwriting, legal and other direct costs related to the issuance of the Convertible Notes. The debt discount related to the Convertible Notes was capitalized and is presented net against the balance of the Convertible Notes on the unaudited condensed consolidated balance sheet. Debt issuance costs and debt discount are amortized to interest expense over the term of the Convertible Notes using the straight-line method which approximated the effective interest method using an effective interest rate of approximately 9.0%.

Stock-based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument and to recognize it as an expense in the unaudited condensed consolidated statement of operations based on their grant award date fair values. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS. Basic net loss per share is computed by dividing net loss by the weighted average number of common stock par value $0.001 (“Common Stock”) outstanding for the period. It excludes the dilutive effects of any potentially issuable common shares. Diluted net loss per share is calculated by including any potentially dilutive share issuance in the denominator and potentially dilutive securities are evaluated using the treasury stock method or the if-converted method, as applicable. For the three months ended March 31, 2026, all potentially dilutive securities were not included in the calculation of diluted net loss per share as their effect would be anti-dilutive.

The computation of basic and diluted net loss per share for the three months ended March 31, 2026 is as follows:

For the three months ended March 31, 2026
Numerator:
Net loss	$(107,759)

Denominator:
Weighted average number of shares of common stock outstanding, basic and diluted	82,898,332
Net loss per common stock, basic and diluted	$(1.30)

As of March 31, 2026, the following potentially dilutive securities were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive:

Number of Shares
Warrants	12,852,500
RSUs (See Note 10)	9,097,214
Convertible Notes	7,659,240
29,608,954

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

The Company does not recognize gains or losses in the unaudited condensed consolidated statement of operations from the purchase, reissuance or retirement of treasury stock. If treasury shares are formally retired, the Company reduces Common Stock and additional paid-in capital based on the original issuance amounts, with any difference between the carrying amount of the treasury shares and the amounts removed from equity recorded in retained earnings.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At contract inception, the Company determines whether an arrangement contains a lease based on whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset over the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

Lease liabilities are measured using the present value of fixed lease payments. The Company uses its incremental borrowing rate at the commencement date to discount the lease payments, as the rate implicit in the lease is generally not readily determinable.

ROU assets are measured as the initial amount of the lease liability, adjusted for lease prepayments, initial direct costs, and lease incentives received. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company has elected the short-term lease exemption for leases with an initial term of 12 months or less; such leases are not recognized on the balance sheet and lease payments are recognized as expense on a straight-line basis over the lease term.

Leases are presented on the Company’s balance sheet as ROU assets, lease liability, current, and lease liability, non-current. Cash payments for operating leases are included in operating activities.

Recent Accounting Pronouncements, recently adopted:

In December 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU provides guidance on the accounting for induced conversions of convertible debt instruments and eliminates the current requirement to recognize an expense equal to the fair value of all securities and other consideration transferred in an induced conversion that is in excess of the fair value of securities issuable pursuant to the original conversion terms. The amendments are effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Simplifications to the Current Expected Credit Losses Model for Certain Financial Assets. This ASU introduces a practical expedient that permits entities to estimate expected credit losses for certain short-term financial assets, including trade receivables and contract assets, based on current conditions without requiring reasonable and supportable forecasts. The new guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements, not yet adopted:

In November 2024, the FASB issued (“ASU 2024-03”), “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 4. Digital Assets

The following table sets forth the units held, cost basis and fair value of crypto assets held, as shown on the balance sheet as of March 31, 2026 and December 31, 2025, respectively:

	As of March 31, 2026
	Quantity	Cost Basis	Fair Value
BTC	5,457	$502,749	$372,277
Total		$502,749	$372,277

	As of December 31, 2025
	Quantity	Cost Basis	Fair Value
BTC	5,000	$466,797	$441,791
Total		$466,797	$441,791

The following table presents a reconciliation of the fair values of the Company’s digital assets as of March 31, 2026 based on the fair value model under ASU 2023-08:

Fair value
Digital assets fair value as of December 31, 2025	$441,791
Purchase of digital assets	35,953
Net unrealized loss on digital assets	(105,467)
Digital assets fair value as of March 31, 2026	$372,277

The vast majority of the Company’s assets are concentrated in its Bitcoin holdings. Bitcoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding Bitcoin does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of Bitcoin has historically experienced significant price volatility, and a significant decrease in the price of Bitcoin would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding Bitcoin also exposes it to counterparty risks with respect to the custody of its Bitcoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

Prepaid expenses and other assets:	March 31, 2026	December 31, 2025
Prepaid insurance	$1,421	$1,813
Prepaid expenses - current	199	50
Other current assets	-	258
Total prepaid expenses and other assets - current	$1,620	$2,121
Prepaid expenses - non-current	$365	$16

Note 6. Fixed Assets, net

Fixed assets consist of the following:

	March 31, 2026	December 31, 2025
Furniture and equipment	$10	$9
Leasehold improvements	229	75
Total	239	84
Less: accumulated depreciation	(71)	(32)
Total fixed assets, net	$168	$52

During the three months ended March 31, 2026, the Company recognized straight-line depreciation expense of $39.

Note 7. Long-Term Debt

The net carrying value of the Company’s outstanding debt consisted of the following, as of :

	March 31, 2026	December 31, 2025
Convertible Notes due 2028	$99,600	$235,000
Discount, net (1)	(4,431)	(11,387)
Debt issuance costs, net (2)	(3,673)	(9,441)
Convertible Notes, net	$91,496	$214,172

(1)	Discount as of March 31, 2026 consisted of $7,050 of original issue discount and $4,629 for the initial fair value of the embedded derivative, less accumulated amortization of $893 and gain on debt modification of $6,355.

(2)	Debt issuance costs as of March 31, 2026 consisted of $9,683 in debt issuance costs, less accumulated amortization of $741 and gain on debt modification of $5,269.

Management determined the fair value of the Convertible Notes due 2028 as of March 31, 2026 and December 31, 2025 were $99,469 and $225,671, respectively, based on an implied Cost of Debt Capital of 0.05% (Level 3 input). A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement.

The table below reflects the principal amount of loan maturities due over the next five years as of March 31, 2026:

	5-Year Loan Maturities Fiscal Year
	2026	2027	2028	2029	2030	Total
2028 Convertible Notes	$-	$-	$99,600	$-	$-	$99,600

The table below presents the disaggregation of interest expense for the period March 31, 2026:

For the three -months ended March 31,2026
Debt discount amortization	$601
Debt issuance cost amortization	499
Interest expense, net	$1,100

The Convertible Notes have a conversion rate of 76.9 shares per $1,000 equal to an approximately $13.00 conversion price, zero interest rate, maturity of up to 36 months, and are collateralized by certain Bitcoin assets. Under the indenture associated with the Convertible Notes, the Company must maintain at all times a 1.0:1.0 (loan-to-collateral ratio compliance level) times collateralization of the Convertible Notes using a mix of Bitcoin (with Bitcoin being valued at 50% for collateral calculation purposes), and cash and cash equivalents (with cash and cash equivalents being valued at 100% for collateral calculation purposes). This note has an effective interest rate of 9.09%. U.S. Bank Trust Company, National Association serves as collateral agent and trustee with regard to the Convertible Notes and associated indenture and security agreements. As of March 31, 2026, the Company had 3,300 Bitcoin on deposit, of which only 2,929 Bitcoin were required to be used as collateral, at Anchorage Digital Bank, N.A as collateral for the Convertible Notes. The Company retains sole discretion and control over Bitcoin held as collateral. Lenders have no rights to sell, pledge and re-hypothecate this asset.

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

On February 9, 2026, the Company entered into privately negotiated note repurchase agreements (the “Repurchase Agreements”) with certain Noteholders (the “Noteholders”) of its outstanding Convertible Notes (the Repurchase). Pursuant to the Repurchase Agreements, the Company agreed to repurchase $135,400 in aggregate principal amount of the Convertible Notes for an aggregate cash purchase price of $119,152. The outstanding principal balance of the Convertible Notes after the Repurchase was $99,600.

In accordance with ASC 470-50, Debt - Modifications and Extinguishments, the Company evaluated the Repurchase and determined that it represents a debt extinguishment. Accordingly, upon settlement, the Company derecognized a portion of the unamortized debt issuance costs, debt discount and conversion feature derivative liability associated with the extinguished portion of the debt. The Company recognized a net gain on extinguishment of debt of $5,933 recorded in other income (expense) in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2026.

The following table summarizes the net gain on the extinguishment of debt:

Gain on extinguishment of debt
Excess of the net carrying amount of the repurchased Convertible Notes	$16,248
Derecognition of debt discount	(6,355)
Derecognition of debt issuance costs	(5,269)
Derecognition of conversion feature derivative liability	1,309
Total	$5,933

The Company accounted for the cash payment as a financing activity in its unaudited condensed consolidated statement of cash flows.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2026 and December 31, 2025:

	Fair value measured at March 31, 2026
	Total fair value at March 31, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Digital assets	$372,277	$372,277	$-	$-
Liabilities:
Conversion feature liability - Convertible Notes	$131	$-	$-	$131

	Fair value measured at December 31, 2025
	Total fair value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Digital assets	$441,791	$441,791	$-	$-
Liabilities:
Derivative securities liabilities	$428	$-	$-	$428
Conversion feature liability - Convertible Notes	$2,278	$-	$-	$2,278

Digital Assets

In determining the fair value of its Bitcoin investments, the Company uses quoted prices as determined by utilizing Coinbase closing prices at 23:59:00 UTC on the last day of the reporting period. As such, the Company’s digital assets were determined to be Level 1 assets.

Conversion Feature Liability - Convertible Notes

In determining the fair value of Conversion Feature Liability, the Company utilized the Black-Scholes pricing model which is considered to be Level 3 liability. The key inputs are presented in the table below:

	As of March 31, 2026	As of December 31, 2025
Strike price	$13.00	$13.00
Stock price	2.11	3.53
Volatility (as a percentage)	47.2	45.0
Remaining term (in years)	2.68	3.00
Risk-free rate (as a percentage)	3.73	3.49

The following table presents a roll-forward of the Convertible Note Conversion Feature Liability as of March 31, 2026:

Conversion feature derivative liability
Balance at December 31, 2025	$2,278
Gain on debt extinguishment	(1,309)
Change in fair value	(838)
Balance at March 31, 2026	$131

Derivative Securities Liabilities

When quoted market prices are not available, fair value is determined using a market-participant-based option pricing model. The Company utilizes a Black-76 valuation model to determine the fair value of BTC put options leveraging calibrated Bitcoin forward curves and volatility surfaces daily at 4:00 PM ET using executable bid-offer prices and futures data sourced from Deribit by Coinbase. These calibrated inputs are applied across option strikes and maturities to derive fair-market pricing.

The following table presents a roll-forward of the derivative securities liability as of March 31, 2026:

Derivative Securities Liabilities
Fair value as of December 31, 2025	$428
Premiums received	889
Settlement of derivative securities	(578)
Purchases of derivative securities	(1,653)
Realized loss on put option liability	914
Fair value as of March 31, 2026	$-

During December 2025, the Company sold Bitcoin put option contracts covering 630 Bitcoin, all of which expired unexercised in January 2026.

During the three months ended March 31, 2026, the Company entered into multiple Bitcoin put option contracts with a single counterparty. The Company sold put options with an aggregate notional amount of up to 900 Bitcoin, with contractual strike prices ranging from $70,000 to $80,000 per Bitcoin and expiration dates in February and March 2026. The Company received aggregate option premiums of $889 related to put option contracts entered into during this period. The Bitcoin put option contracts were not designated as hedging instruments.

During February 2026, put option contracts covering an aggregate of 450 Bitcoin were exercised. Upon exercise, the Company purchased the underlying Bitcoin at the applicable contractual strike prices for an aggregate purchase price of $35,953. The acquired Bitcoin was recorded at cost in accordance with the Company’s accounting policy for digital assets.

During February and March 2026, the Company unwound two Bitcoin put option contracts covering an aggregate of 450 Bitcoin prior to expiration. As a result of these unwind transactions, the Company recognized a loss of $1,342, which was included within Realized loss on put option liability in the condensed consolidated statement of operations.

As of March 31, 2026, the Company had no outstanding Bitcoin put option contracts. As of December 31, 2025, the Company had outstanding Bitcoin put option contracts with a fair value of $428.

See Note 7 Long-Term Debt for fair value disclosures related to the Company’s Convertible Notes due 2028.

Note 9. Stockholders’ Equity

Preferred stock — The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share (the “Preferred Stock”). As of March 31, 2026 and December 31, 2025, there were no shares of Preferred Stock issued and outstanding.

Common Stock — The Company is authorized to issue 550,000,000 shares of Common Stock with a par value of $0.001 per share. There were 85,563,025 shares of Common Stock issued 82,056,573 shares outstanding as of March 31, 2026, and 85,166,604 shares of Common Stock issued and 84,327,208 shares of Common Stock outstanding as of December 31, 2025. Each share of Common Stock entitles the holder to one vote.

On December 9, 2025, the board of directors of the Company (the “Board”) approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $100 million of the Company’s outstanding shares of Common Stock. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of Common Stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The 2025 Repurchase Program does not obligate us to repurchase shares of Common Stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors.

In connection with the 2025 Repurchase Program, on December 12, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with TD Securities Inc. (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of us to repurchase shares of Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay the Broker a commission at a rate of $0.01 for each share of Common Stock repurchased pursuant to the Repurchase Agreement.

During the quarter ended March 31, 2026, the Company repurchased 2,667,056 shares of Common Stock in the open market for approximately $8.0 million including commissions, at an average price of $3.00 per share. $89 million remains under the approved 2025 Repurchase Program.

Treasury stock — The Company had treasury stock of 3,506,452 shares and 839,396 shares as of March 31, 2026 and December 31, 2025, respectively.

Note 10. Share-Based Compensation

On October 29, 2025, the Board adopted, and the Company’s stockholders approved the ProCap Financial, Inc. 2025 Equity Incentive Plan (the “2025 Equity Plan”) whereby it may grant to employees, consultants or non-employee directors an award, such as (1) options and stock appreciation rights, (2) performance stock, (3) performance stock units, (4) restricted stock, and (5) restricted stock units of the Company.

The aggregate number of shares which may be issued or transferred under the plan is equal to the sum of (i) 10% of the shares outstanding post-closing of the business combination with Columbus Circle Capital Corp. I and (ii) an annual increase on the first day of each year beginning in 2026 and ending in (and including) 2035 equal to the lesser of (A) 5% of the shares outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board or the compensation committee of the Board.

Restricted Stock Units

As of March 31, 2026, the Company issued restricted stock units (“RSUs”) under the 2025 Equity Plan. Each RSU entitles the recipient to one share of the Company’s Common Stock upon vesting. The Company measures the grant date fair value of RSUs based on the nature of the vesting conditions.

For RSUs subject only to service-based vesting conditions, fair value is measured using the stock price on the grant date of $2.62. For the three months ended March 31, 2026, the Company granted an aggregate of 1,659,542 RSUs to certain employees with a total grant-date fair value of $4,348. These awards vest quarterly over a 12-month service period, subject to continued employment.

For RSUs subject to performance-based vesting conditions, including market-based share price targets, grant date fair value is determined using a Monte Carlo valuation model which incorporates assumptions regarding volatility of 60%, risk-free interest rate of 3.9%, expected term of 7 years, and stock price of $4.36 to calculate the probability of achieving the specified performance conditions, consistent with ASC 718. Performance-based RSUs will be forfeited to the extent any outstanding portion of the award remains unvested as of the seventh anniversary of the date of the grant of the award or upon the employee’s termination of employment for any such reason.

The RSUs subject to market-based share price targets will be eligible to vest upon the achievement of the following share price vesting conditions as long as the employee remains employed by the Company through the date in which the share price vesting condition is satisfied for any five continuous business days where a share of Common Stock of the Company closes at or above the applicable share prices below:

Number of RSUs eligible to vest	Share price
250,000	$15.00
250,000	$17.50
250,000	$20.00
250,000	$22.50
250,000	$25.00
500,000	$27.50
500,000	$30.00
500,000	$32.50
500,000	$35.00
500,000	$37.50
750,000	$40.00
750,000	$42.50
750,000	$45.00
1,000,000	$47.50
1,000,000	$50.00

The table below presents the summary of activity with respect to, and status of restricted stock units for the three months ended March 31, 2026:

	Number of Restricted Stock Units	Weighted Average Grant Date Value
Unvested as of December 31, 2025	8,220,000	$2.13
Granted	1,659,542	$2.62
Forfeited	-	-
Vested	(782,328)	$1.67
Unvested as of March 31, 2026	9,097,214	$2.13

As of March 31, 2026, there were 9,097,214 restricted stock units unvested and outstanding. As of March 31, 2026, unrecognized compensation cost related to the grant of restricted stock units was $19,398 and had a remaining vesting period of approximately 0.35 years to 2.87 years. Stock-based compensation expense related to RSUs recognized during the three months ended March 31, 2026 was $3,540 and is included in the accompanying unaudited condensed consolidated statements of operations.

Note 11. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2026 was approximately (0.18)%. The effective tax rate differed from the U.S. federal statutory tax rate primarily due to the impact of the valuation allowance recorded against deferred tax assets.

The Company evaluates the realizability of deferred tax assets on a quarterly basis and records a valuation allowance when it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. As of March 31, 2026, the Company maintained a valuation allowance against certain deferred tax assets based on management’s assessment of available positive and negative evidence.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions and remains subject to examination by applicable taxing authorities for all tax years since inception. There are currently no federal or state income tax examinations in process.

The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not to be sustained upon examination by the applicable taxing authorities. As of March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions.

Note 12. Commitments and Contingencies

As of March 31, 2026, the Company did not have any material commitments except as noted below.

Services Agreement

In June 2025, the Company and Inflection Points, an entity under common control, entered into an Investment Consulting and Marketing Services Agreement (the “Services Agreement”). Pursuant to the Services Agreement, Inflection Points agreed to provide certain services to the Company. The services shall be provided pursuant to statements of work. The Services Agreement has a term of four (4) years and will automatically renew for a subsequent one (1) year term, unless either party gives the other party at least sixty (60) days’ prior written notice of non-renewal or otherwise terminates the Services Agreement or any statement of work as set forth therein. In consideration, Inflection Points received an aggregate of 10,000,000 shares of the Company’s stock on December 5, 2025. As of March 31, 2026, these shares have been issued and are outstanding.

Sponsor Earnout Agreement

On December 3, 2025, the Company and Columbus Circle 1 Sponsor Corp, LLC, a Delaware limited liability company (“Sponsor”) entered into an agreement (the “Sponsor Earnout Agreement”), providing that 8,333,333 shares of the Company’s stock (such shares subject to earnout, the “Earnout Founder Shares”), shall be subject to transfer restrictions set forth in the Sponsor Earnout Agreement (the “Sponsor Transfer Restrictions”) and shall vest and be released from such restriction only if certain price targets are achieved during the two-year period (the “Earnout Period”).

The Sponsor Earnout Agreement provided that the Earnout Founder Shares shall vest and shall no longer be subject to the Sponsor Transfer Restrictions as follows:

●	100% of the Earnout Founder Shares will vest and shall no longer be subject to the Sponsor Transfer Restrictions if the closing price of the Company stock equals or exceeds $10.21 per share (as may be adjusted) for any 20 trading days within any consecutive 30-trading day period during the Earnout Period (the “Share Price Trigger Event”).
●	100% of the Earnout Founder Shares will vest and shall no longer be subject to the Sponsor Transfer Restrictions if the BTC VWAP (as defined below) equals or exceeds $140,000 during any five-day period during the Earnout Period (the “BTC Price Trigger Event”).

In the event that neither a Share Price Trigger Event nor a BTC Price Trigger Event has occurred on or prior to the second anniversary, then, subject to the terms and conditions of the Sponsor Earnout Agreement, 100% of the Earnout Founder Shares will vest and will no longer be subject to the Sponsor Transfer Restrictions.

Notwithstanding the foregoing, in the event that during the Earnout Period, the Company is subject to a change of control and the implied consideration per share of the Company’s Common Stock pursuant to which the Company or its stockholders have the right to receive in such change of control equals or exceeds $10.21 (or the equivalent fair market value thereof, as determined by the Board following the Closing in good faith, in the event of any non-cash consideration), then, all of the Earnout Founder Shares that have not previously vested will vest and shall no longer be subject to the Sponsor Transfer Restrictions.

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

Seller Earnout Agreement

Effective December 3, 2025, the Company and Inflection Points Inc, d/b/a Professional Capital Management (“Seller”) entered into an agreement (the “Seller Earnout Agreement”), providing that 9,500,000 shares of the Company’s stock (such shares subject to earnout, the “Earnout Seller Shares”), representing all of the shares of the Company’s stock otherwise issuable to the Seller, shall be subject to the transfer restrictions set forth in the Seller Earnout Agreement (the “Seller Transfer Restrictions”) and shall vest and be released from such restriction only if certain price targets are achieved during the Earnout Period. The Seller Earnout Agreement provides that the Earnout Seller Shares shall vest and shall no longer be subject to the Seller Transfer Restrictions as follows:

●	100% of the Earnout Seller Shares will vest and shall no longer be subject to the Seller Transfer Restrictions in the event that during the earnout period the closing price of the Company’s stock equals or exceeds $10.21 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any consecutive thirty(30) trading day period ( the “Share Price Trigger Event”).
●	100% of the Earnout Seller Shares will vest and shall no longer be subject to the Seller Transfer Restrictions in the event that the BTC VWAP equals or exceeds $140,000 (a “BTC Price Trigger Event”) during the Earnout Period.

In the event that neither a Share Price Trigger Event nor a BTC Price Trigger Event has occurred on or prior to the second anniversary of the Closing Date, then, subject to the terms and conditions of the Seller Earnout Agreement, on such second anniversary, 100% of the earnout shares will vest and shall no longer be subject to the Seller Transfer Restrictions.

Notwithstanding the foregoing, in the event that during the Earnout Period, the Company is subject to a change of control and the implied consideration per share of the Company’s Stock pursuant to which the Company or its stockholders have the right to receive in such change of control equals or exceeds $10.21 (or the equivalent fair market value thereof, as determined by the Board following the Closing in good faith, in the event of any non-cash consideration), then, all of the Earnout Seller Shares that have not previously vested shall vest and shall no longer be subject to the Seller Transfer Restrictions.

Note 13. Segment Information

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

The Company’s CODM has been identified as the Chief Executive Officer, who uses cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making. Accordingly, management has determined that there is only one reportable segment.

Additionally, the CODM reviews the fair market value of Bitcoin to measure and monitor value and determine the most effective strategy of investment.

	As of March 31, 2026	As of December 31, 2025
Digital Assets	$372,277	$441,791

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the unaudited condensed consolidated statements of operations as net loss. As the Company is in the start-up phase, the CODM currently reviews general and administrative expenses to manage and forecast cash to ensure that enough capital is available to achieve its business plan over the short-term period (i.e., less than a year). The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Significant segment expenses are consistent with those presented on the condensed consolidated statement of operations and total segment assets are consistent with total assets presented on the condensed consolidated balance sheets.

Note 14. Leases

Office Lease

The Company leases its office facility under a month-to-month operating lease arrangement. The Company has elected the short-term lease practical expedient under ASC 842 for this lease and therefore does not recognize a right-of-use asset or lease liability on the unaudited condensed consolidated balance sheet for this arrangement.

Lease expense for this month-to-month lease is recognized on a straight-line basis and was $20 per month for the period from January 2026 through March 2026. Because the lease is cancellable at any time with no significant penalty, the Company is not committed to future minimum lease payments beyond the monthly term.

Studio Lease

In February 2026, the Company entered into a new operating lease agreement for studio space. The lease has an initial term of 45 months, commencing February 1, 2026 and expiring October 31, 2029. The lease requires monthly base rent payments of $27 with a three-month rent abatement of $82. The Company does not have an option to extend the lease term or to purchase the leased property. The lease contains fees for cleaning services, utilities, building amenities, and other operating items that are non-lease components. These variable lease payments are recognized in the period incurred rather than included in the lease liability, with the Company recording an operating expense when such amounts arise. The Company has recognized a right-of-use asset and lease liability on the unaudited condensed consolidated balance sheet for this arrangement.

Lease Costs

The components of lease cost for the three months ended March 31, 2026, were as follows:

Lease Cost	Amount
Operating lease cost	$51
Short-term lease cost	59
Total lease cost	$110

Operating lease cost and short-term lease cost are recognized on a straight-line basis over the lease term and are included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

Supplemental Balance Sheet Information

Supplemental balance sheet information related to the Company’s operating lease as of March 31, 2026, is as follows:

As of March 31, 2026
Operating lease right-of-use asset	$1,029
Operating lease liability, current portion	$241
Operating lease liability, non-current portion	$812
Total operating lease liability	$1,053

Maturities of Lease Liability

Future minimum lease payments under the operating lease as of March 31, 2026, are as follows:

Operating Leases
2026 (remaining nine months)	$191
2027	328
2028	328
2029	274
Total future minimum lease payments	1,121
Less: present value discount	(68)
Present value of lease liability	$1,053

Supplemental Cash Flow and Other Information

Supplemental cash flow and other information related to the Company’s operating lease for the three months ended March 31, 2026, are as follows:

Amount
Amortization of right-of-use asset	$51
Cash paid for amounts included in the measurement of lease liability	$27
Right-of-use asset obtained in exchange for new operating lease liability	$1,074
Remaining lease term (in years)	3.8
Discount rate (as a percentage)	3.45

Note 15. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued, and no events, other than discussed below, have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Merger with CFO Silvia

On April 6, 2026 (the “Closing Date”), the Company completed its previously announced acquisition of CFO Silvia, pursuant to the Agreement and Plan of Merger, dated as of February 9, 2026 (the “Merger Agreement”), by and among the Company, Silvia Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (“Merger Sub”), CFO Silvia, Inflection Points Inc, a Delaware corporation (“Inflection Points”), Shain Noor (“Noor” and, together with Inflection Points, the “Sellers”), and Shain Noor, solely in his capacity as the stockholder representative (the “Stockholder Representative”). Pursuant to the Merger Agreement, Merger Sub merged with and into CFO Silvia, with CFO Silvia surviving as a direct wholly-owned subsidiary of the Company (the “Merger”).

The Merger was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on March 27, 2026.

The initial accounting for the business combination is incomplete as a result of the timing of the acquisition.

On the Closing Date, each issued and outstanding share of CFO Silvia common stock was converted into the right to receive shares of the Company’s Common Stock, par value $0.001 per share, plus contingent rights to receive Escrow Shares and Earnout Shares, as described below.

The aggregate Merger consideration consisted of (i) 8,100,000 shares, which was reduced to 7,516,951 shares (the “Closing Shares”) to account for certain unpaid liabilities as of the Closing Date, in accordance with the Merger Agreement, (ii) 900,000 shares of Company stock (the “Escrow Shares”) deposited into escrow account with PNC Bank, N.A. acting as escrow agent, to serve as security for indemnification obligations under the Merger Agreement for a period of twelve (12) months, and (iii) up to 9,000,000 additional shares of Company stock issuable as earnout consideration (the “Earnout Shares”) if the daily volume-weighted average trading price of Company stock determined as of ten (10) day-period ending the day prior to the applicable determination date equals or exceeds $9.00 per share of Company stock (subject to adjustment for stock dividends, splits, and similar recapitalizations) during the five-year period following the Closing Date.

The Closing Shares and Escrow Shares were issued in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The offer and sale of the Closing Shares and the Escrow Shares has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Other

Subsequent to quarter-end, the Company entered into an employment agreement with Shain Noor, Chief Technology Officer, that includes a one-time cash signing bonus of $5.0 million, payable within 90 days of commencement and subject to continued employment. This represents a contractual cash commitment that was funded from existing cash on hand in May 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(in thousands, except share, per share data, Bitcoin, and per Bitcoin data)

Unless the context otherwise requires, all references in this section to the “Company,” “ProCap,” “we,” “us,” or “our” refer to ProCap Financial, Inc., a Delaware corporation, and its subsidiaries. The following discussion and analysis of the financial condition and results of operations of the Company should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report for the three months ended March 31, 2026 (the “Unaudited Condensed Consolidated Financial Statements”)the Annual Report on Form 10-K filed on February 18, 2026 (the “Annual Report”), and the Definitive Proxy Statement filed on March 2, 2026 and Risk Factors contained therein. This discussion contains forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Founded in 2025, we are a U.S.-based, modern finance company. Our mission is to help independent investors make money. We initially launched with Bitcoin-focused media products and Bitcoin holdings on our balance sheet.

We believe that Bitcoin represents a superior long-term store of value and a viable alternative to traditional fiat-based reserve assets and that Bitcoin will play an increasingly important role as a reserve asset for individuals, corporations, and governments worldwide. A key objective of ours is to support the broader Bitcoin information ecosystem, including through audio podcasts, video interviews, and text-based articles designed to help individuals and organizations understand Bitcoin’s significance and utility of its mission. To support our operations, we have initiated its plan to accumulate and hold Bitcoin as a long-term treasury reserve asset.

Our business is also built upon a foundational belief that advances in artificial intelligence (“AI”) may enable more scalable and efficient tools for portfolio analysis, financial planning, and investor decision support. Consistent with this approach, we expect to increasingly rely on software-based systems and automated processes as part of our operating model.

In 2026, we added strategies related to the use of AI and automation to support the development and delivery of financial products and services, including the launch of ProCap Insights and the acquisition of CFO Silvia, Inc, a Delaware corporation (“CFO Silvia”).

The Company launched ProCap Insights, the first agentic research platform in finance, in April 2026. Leveraging the latest AI technology, ProCap aims to deliver institutional-grade research to help independent investors make more informed investment decisions.

CFO Silvia has developed a consumer-facing AI platform that aggregates and organizes financial data to provide users with automated financial education, tracking and analytical tools. The CFO Silvia platform connects to financial account integrations, including brokerage accounts, retirement accounts, crypto currency wallets, real estate valuation services, and alternative investment platforms, to deliver users a consolidated, real-time view of their net worth, holdings and liabilities.

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

AI and Regulatory Uncertainty

The Company’s AI-related initiatives are subject to evolving regulatory, technological, and competitive conditions, including uncertainty regarding data privacy, consumer protection, intellectual property, and the use of automated financial analysis tools.

Business Combination

On December 5, 2025, we completed a business combination with Columbus Circle Capital Corp I (“CCCM”), a special purpose acquisition company, resulting in the Company becoming a publicly traded entity. The transaction was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with our company being deemed the accounting acquirer.

In connection with the transaction:

●	Legacy ProCap equity holders received an aggregate of approximately 74.6 million shares of the Company’s common stock (after applying the exchange ratio, including preferred unit conversion).
●	CCCM shareholders received approximately 10.6 million shares, after significant redemptions.
●	Total common shares outstanding immediately following the transaction were approximately 85.2 million.
●	Net proceeds from the transaction were approximately $12.2 million, after redemptions and transaction costs.

As a result of the reverse recapitalization:

●	The historical financial statements of ProCap became those of the Company.
●	All prior-period equity amounts and share counts have been retroactively restated to reflect the exchange ratio established in the transaction.

Additionally, previously issued public and private placement warrants of CCCM remained outstanding and became warrants of the Company.

We are an early-stage company with a limited operating history. As a result, investors should consider the risks associated with evaluating our Company with limited historical financial information and evolving operations, as described in Part I, Item 1A. “Risk Factors” of our Annual Report.

As of March 31, 2026, our material asset consists primarily of approximately 5,457 Bitcoin with a fair value of $372.3 million.

Recent Developments

Convertible Notes Repurchase

On February 9, 2026, we entered into privately negotiated note repurchase agreements (the “Repurchase Agreements”) with certain holders (the “Noteholders”) of our outstanding 0.00% Convertible Senior Secured Notes due 2028 (the “Convertible Notes”) under the Indenture, pursuant to which we agreed to repurchase approximately $135.4 million in aggregate principal amount of the Convertible Notes held by the Noteholders for an aggregate of approximately $119.2 million in cash (the “Repurchase”).

The Repurchase settled on or about February 10, 2026. Upon settlement of the Repurchase, the aggregate principal amount of the Convertible Notes outstanding was reduced to approximately $99.6 million.

2025 Repurchase Program

On December 9, 2025, the board of directors of the Company (the “Board”) approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $100 million of our outstanding shares of common stock, par value $0.001 (“Common Stock”). Under the 2025 Repurchase Program, we are authorized to repurchase shares of Common Stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The 2025 Repurchase Program does not obligate us to repurchase shares of Common Stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors.

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

During the quarter ended March 31, 2026, we repurchased 2,667,056 shares of Common Stock in the open market for approximately $8.0 million including commissions, at an average price of $3.00 per share. $89 million remains under the approved 2025 Repurchase Program.

Merger with CFO Silvia

On April 6, 2026, we completed our previously announced acquisition of CFO Silvia pursuant to the Agreement and Plan of Merger dated February 9, 2026 (the “Merger”). Following the closing, CFO Silvia became our wholly owned subsidiary. The transaction was approved by our stockholders on March 27, 2026.

The merger consideration consisted of approximately 7.5 million shares of our Common Stock issued at closing, after adjustment for certain unpaid liabilities, 0.9 million shares placed in escrow to secure indemnification obligations for a period of twelve months, and up to 9.0 million additional shares issuable as earnout consideration upon achievement of specified stock price-based performance conditions during the five-year period following the closing date.

The acquisition reflects our previously announced strategic focus on AI operations while continuing our Bitcoin treasury strategy. Beginning in the second quarter of 2026, the results of CFO Silvia will be included in our consolidated financial statements. The transaction resulted in acquisition-related and integration costs and may result in additional dilution if the earnout conditions are achieved and the related shares are issued.

In connection with the transaction, we also entered into related ancillary agreements, including escrow, lock-up, registration rights and restrictive covenant arrangements. Additional information regarding the acquisition and related agreements is included in our Current Report on Form 8-K filed on April 6, 2026.

Results of Operations

The Company was incorporated on June 10, 2025 and therefore no comparable prior-year interim period exists for the three months ended March 31, 2026. The following table sets forth a summary of our results of operations:

For the three months ended March 31, 2026
Revenue	$1

Operating expenses
General and administrative	4,059
Stock-based compensation	3,540
Loss from operations	(7,598)

Other income (expense):
Change in fair value of digital assets	(105,467)
Change in fair value of Convertible Notes conversion feature	838
Change in fair value of sold put option liability	(914)
Gain on extinguishment of debt	5,933
Interest expense, net	(1,100)
Interest and dividend income	742
Other expense, net	(99,968)

Net loss before taxes	(107,566)

Income tax expense	(193)

Net loss	$(107,759)

Revenues

Revenue for the three months ended March 31, 2026, was $1 and not material to overall results. The Company has not yet demonstrated an ability to generate sustainable or predictable revenue, and there can be no assurance that it will do so in the future. The Company has not yet established material recurring revenue streams and expects operating results to depend on its ability to scale its AI and financial technology platforms, increase user adoption, and develop monetization revenues or profitability.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, professional fees, and other corporate overhead expenses. For the three months ended March 31, 2026, general and administrative expenses totaled $4,059. Personnel-related costs included $730 of salary and bonus expense. Professional fees totaled $1,781 and were primarily attributable to legal, accounting and auditing, advisory, and other professional services, incurred in part due to the acquisition of CFO Silvia, as well as costs associated with being a public company. The remaining general and administrative expenses consisted of insurance, technology, facilities, and other corporate costs incurred during the period.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2026, was a net expense of $99,968 primarily driven by changes in fair value of digital assets, realized loss on put option liability, and interest expense, offset by change in fair value of Convertible Notes conversion feature, a gain on extinguishment of debt, and interest and dividend income.

We recognized an unrealized loss of $105,467 related to changes in the fair value of our digital asset holdings. These losses were driven by volatility in Bitcoin market prices during the period and reflect the Company’s strategy of holding Bitcoin as a primary treasury reserve asset, which subjects results of operations to significant market price fluctuations. Because unrealized gains and losses are recognized in earnings, the Company’s reported operating results may vary significantly between periods and may not be indicative of underlying operating performance or cash flows.

Other income included $838 related to a gain on the change in the fair value of the conversion feature embedded in the Company’s Convertible Notes and a gain on debt extinguishment of $5,933.

Other expenses included $914 related to a realized loss on the put option liability.

Interest expense, totaled $1,100, primarily attributable to amortization of capitalized financing-related costs incurred and amortization of debt discount during the three months ended March 31, 2026.

Interest and dividend income during the period of $742 was primarily attributable to interest and dividends earned on cash balances.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of approximately $25,964 and working capital of approximately $25,466.

For the three months ended March 31, 2026, we reported a net loss of approximately $107,759. This net loss was primarily driven by factors that are inherently volatile and subject to market conditions, including:

●	Unrealized losses related to Bitcoin holdings due to fluctuations in the market price of Bitcoin and;
●	General and administrative expenses associated with operating as a public company and stock-based compensation expense.

Because digital assets and derivative instruments are measured at fair value, our results of operations may fluctuate significantly from period to period, as discussed further in Note 8 to our Unaudited Condensed Consolidated Financial Statements for more information.

We do not maintain any committed external sources of liquidity, including credit facilities or other financing arrangements. Our liquidity is derived primarily from cash on hand.

Based on the cash and cash equivalents balance of $25,964 and our Bitcoin holdings of 5,457 with a fair value of $372,277 as of March 31, 2026, we have determined that our sources of liquidity will be sufficient to meet our needs for the one-year period from the issuance of the Unaudited Condensed Consolidated Financial Statements. However, our liquidity position may be materially impacted by volatility in the market price of Bitcoin and other market conditions.

As of March 31, 2026, we did not have any material commitments for capital expenditures.

Subsequent to quarter-end, we entered into an employment agreement with Shain Noor, Chief Technology Officer, that includes a one-time cash signing bonus of $5.0 million, payable within 90 days of commencement and subject to continued employment. This represents a contractual cash commitment that was funded from existing cash on hand in May 2026. Additional information is included in our Current Report on Form 8-K filed with the SEC on April 6, 2026.

In the short term, we expect to use cash primarily to fund working capital requirements and operating expenses. Over the long term, cash may be used to support expansion initiatives, technology investments, and potential strategic acquisitions. The timing and extent of such expenditures will depend on market conditions, business performance, and capital availability.

Although we believe existing cash and Bitcoin holdings will be sufficient to meet anticipated operating requirements for at least the next twelve months, a significant decline in the market value or liquidity of Bitcoin could adversely affect the Company’s financial flexibility and liquidity position.

Cash Flows for the Three Months Ended March 31, 2026

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2026:

For the three months ended March 31, 2026
Net cash used in operating activities	$(3,286)
Net cash used in investing activities	(36,108)
Net cash used in financing activities	$(129,503)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31,2026, was $3,286. Non-cash and working capital adjustments to reconcile net loss to net cash used in operating activities was $104,473 and were primarily due to, an unrealized loss from the change in fair value of Bitcoin of $105,467, stock-based compensation expense of $3,540, amortization of discount and debt issuance costs on Convertible Notes of $1,100, realized loss on put option liability of $914, amortization of right-of use asset of $51, and depreciation expense of $39, offset by gain on debt extinguishment of $5,933, change in fair value of the Convertible Notes conversion feature of $838, and $133 changes in other operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026, was $36,108 and was driven by purchases of Bitcoin of $35,953 and the purchase of fixed assets of $155.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026, was $129,503 and consisted of the payment of the Convertible Notes of $119,152, purchase of derivative securities of $1,653, purchase of treasury stock of $7,998, settlement of derivative securities of $578 and taxes paid on RSU vesting of $1,011, offset by proceeds from derivative securities of $889.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of our Unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future unaudited condensed consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.

Note that the Company has no critical accounting estimates. See “Summary of Significant Accounting Policies” described in Note 3 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a description of our significant accounting policies.

Off-Balance Sheet Arrangements

Other than collateral arrangements associated with financing activities, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 3 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, the Company intends to rely on such exemptions, it is not required to, among other things: (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Bitcoin Market Price Risk

Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other income (expenses), net” on our unaudited condensed consolidated statement of operations. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material adverse effect on our financial results in future periods. See the risk factors included under the heading “Risks Related to Our Business and Bitcoin Treasury Strategy” in our Annual Report for more information regarding the risks related to our Bitcoin holdings As of March 31, 2026 and December 31,2025, the fair value of our Bitcoin investment included in digital assets was $372,277 and $441,791, respectively, and for the three months ended March 31, 2026, an unrealized loss from the remeasurement of our Bitcoin investment of $105,467.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2026, due to a material weakness in internal control over financial reporting related to (i) inadequate segregation of duties and effective risk assessment and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our filings with the SEC, including our Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. As of the date of this Quarterly Report on Form 10-Q, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report, other than as set forth below, which should be read in conjunction with the risks described in our Annual Report.

Risks Related to CFO Silvia.

Although CFO Silvia attempts to remedy any issues it observes in its products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy its customers.

CFO Silvia has performed, and continues to perform, extensive internal testing on its products and features, though, like the rest of the industry, it currently has a limited frame of reference by which to evaluate certain aspects of its long-term quality, reliability, durability and performance characteristics, including exposure to or consequence of external attacks. While CFO Silvia attempts to identify and address or remedy defects it identifies pre-production and sale, there may be latent defects that it may be unable to detect or control for in its products, and thereby address, prior to its sale to customers.

Because the lack of a public market for CFO Silvia’s capital stock made it difficult to evaluate the fair market value of CFO Silvia’s capital stock, the value of our shares of Common Stock issued to CFO Silvia’s stockholders in connection with the Merger may be more or less than the fair market value of CFO Silvia’s capital stock.

The outstanding capital stock of CFO Silvia was privately held and was not traded in any public market. The lack of a public market made it difficult to determine the fair market value of CFO Silvia’s capital stock. Because the percentage of our equity issued to CFO Silvia’s stockholders in the Merger was determined based on negotiations between the parties, it is possible that the value of our shares of Common Stock issued to CFO Silvia’s stockholders in connection with the Merger was more or less than the fair market value of CFO Silvia’s capital stock.

Risks Related to the Merger

Our existing stockholders have reduced ownership and voting interests in ProCap following completion of the Merger.

We issued 7,516,951 shares of our Common Stock upon completion of the Merger; further, we may issue up to 9,000,000 additional earnout shares in a five-year period. Based on the number of shares of Common Stock of ProCap outstanding on February 10, 2026, the record date for our Annual Meeting of Stockholder held on March 27, 2026, upon the completion of the Merger, current ProCap stockholders and former CFO Silvia stockholders would own approximately 90.3% and 9.7% of our Common Stock, respectively.

When the Merger occurred, each CFO Silvia stockholder who received shares of our Common Stock became a stockholder of ProCap. As a result, the percentage ownership of ProCap held by each of the stockholders prior to the Merger was smaller than such stockholder’s percentage ownership of ProCap prior to the Merger. Our current stockholders will, therefore, have proportionately less ownership and voting interests in ProCap following the Merger than they had prior to the Merger.

We may fail to realize the anticipated benefits of the Merger.

The Company believes that there are significant benefits that may be realized by the Merger. However, the efforts to realize these benefits will be a complex process and may disrupt our existing operations if not implemented in a timely and efficient manner. The full benefits of the Merger may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Merger could adversely affect our business, operating results or financial condition and cause the combined business to not perform as expected. Specifically, the following issues, among others, must be addressed to realize the anticipated benefits of the Merger:

●	combining certain of the companies’ financial, reporting and corporate functions;
●	consolidating the companies’ administrative and IT infrastructure;
●	expanding CFO Silvia’s finance and accounting infrastructure and personnel, including SEC reporting capabilities, technical accounting, tax, internal audit and compliance capabilities;
●	implementing and maintaining requisite internal controls over financial reporting and disclosure controls and procedures; and
●	maintaining continued compliance with the Nasdaq Listing Rules, including compliance with Nasdaq corporate governance requirements.

We may not be able to integrate, operate, or improve CFO Silvia effectively.

The integration and operation of CFO Silvia may be difficult and may impose significant demands on management and our administrative and financial resources. Integration risks include, among others, implementing consistent operating standards; consolidating systems, procedures, and vendors; integrating management and personnel; retaining key employees; maintaining employee morale; adapting marketing strategies to local markets; and establishing or enhancing financial reporting systems and internal control over financial reporting. If we are unable to successfully integrate CFO Silvia, our business, results of operations, and cash flows could be materially adversely affected.

Risks Related to Ownership of Our Common Stock.

As a result of the resignation of one of our directors in January 2026, we are not in compliance with Nasdaq rules regarding the composition of our Board and audit committee, and there is a risk of delisting if the non-compliance is not cured within the time period allowed by Nasdaq.

On January 21, 2026, William H. Miller IV resigned from our Board. Mr. Miller was one of three members of the audit committee of our Board. As a consequence of Mr. Miller’s resignation, we became out of compliance with Nasdaq Listing Rule 5605(c)(2), which requires that the board of directors of a Nasdaq listed company have an audit committee made up of at least three independent directors. On January 22, 2026, we advised Nasdaq of Mr. Miller’s resignation, its consequences with regard to compliance with Nasdaq Listing Rule 5605(c)(2) and our intention to regain compliance with Nasdaq Listing Rule 5605(c)(2) in a timely manner. In accordance with Nasdaq Listing Rule 5605(c)(4), we have an automatic cure period in order to regain compliance with Nasdaq Listing Rule 5605(c)(2) until (i) the earlier of our next annual stockholders’ meeting or January 21, 2027; or (ii) if our next annual stockholders’ meeting is held before July 20, 2026, then we must evidence compliance no later than July 20, 2026. We intend to appoint a third independent director to our Board and audit committee and thereby regain compliance with Nasdaq Listing Rule 5605(c)(2), prior to our next annual meeting of stockholders. However, if we are unable to regain compliance with Nasdaq Listing Rule 5605(c)(2) in a timely manner, Nasdaq will commence suspension and delisting procedures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)

January 1, 2026 to January 31, 2026	904,433	$3.53	904,433	$93.2
February 1, 2026 to February 28, 2026	782,408	$2.57	782,408	$91.9
March 1, 2026 to March 31, 2026	980,215	$2.85	980,215	$89.2
Total	2,667,056	$3.00	2,667,056

(1)	Includes commissions.
(2)	On December 9, 2025, the Board of Directors of the Company approved the $100 million 2025 Repurchase Program. The 2025 Repurchase Program has no expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

2.1†	Business Combination Agreement, dated as of June 23, 2025, by and among CCCM, the Company, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
2.2	First Amendment to the Business Combination Agreement, dated as of July 28, 2025, by and among CCCM, the Company, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on July 28, 2025).
2.3†**	Agreement and Plan of Merger, dated as of February 9, 2026, by and among the Company, Silvia Merger Sub, Inc., CFO Silvia, Inc, Inflection Points Inc, Shain Noor, and Shain Noor as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
4.1	Warrant Agreement, dated May 15, 2025, by and between CCCM and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on May 20, 2025).
4.2	Warrant Assignment, Assumption and Amendment Agreement, dated December 5, 2025, by and among Continental Stock Transfer & Trust Company, as Public Warrant Agent, CCCM and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
4.3	Indenture, dated as of December 5, 2025, by and among ProCap, the Guarantors listed therein and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 18, 2026).
10.1	Form of Registration Rights Agreement, by and among the Company and the Holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.2**	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.3	Form of SAFE Termination Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.4†**	Form of Notes Repurchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.5+	Form of Employment Agreement, by and among the Company and Shain Noor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
10.6+**	Form of Non-Competition and Non-Solicitation Agreement, by and between the Company and Shain Noor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

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

PROCAP FINANCIAL, INC.

Dated: May 14, 2026	By:	/s/ Anthony Pompliano
	Name:	Anthony Pompliano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Renae Cormier
	Name:	Renae Cormier
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

