Form 10-Q
period 2026-06-30
ProCap Financial, Inc.
filed 2026-08-13
CIK 2076163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, there were 88,369,575 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

PROCAP FINANCIAL, INC.

TABLE OF CONTENTS

PAGE

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 10, 2025 (Inception) through June 30, 2025 (unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and for the Period from June 10, 2025 (Inception) through June 30, 2025 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 10, 2025 (Inception) through June 30, 2025 (unaudited)	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1.A Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosure	42
Item 5. Other Information	42
Item 6. Exhibits	43
SIGNATURES	44

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROCAP FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$15,338	$44,976
Restricted cash	-	149,885
Prepaid expenses and other current assets	1,698	2,166
Total current assets	17,036	197,027
Digital assets	313,378	441,791
Right-of-use asset	961	-
Fixed assets, net	304	52
Intangible assets, net	14,095	-
Goodwill	12,671	-
Other non-current assets	7	16
Total Assets	$358,452	$638,886

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,655	$1,831
Conversion feature liability - convertible notes	23	-
Convertible notes, net	92,256	-
Lease liability, current	298	-
Other current liabilities	112	1
Derivative securities liabilities	-	428
Total current liabilities	94,344	2,260
Conversion feature liability - convertible notes	-	2,278
Convertible notes, net	-	214,172
Deferred tax liabilities	578	-
Lease liability, non-current	736	-
Total long term liabilities	1,314	216,450

Total liabilities	$95,658	$218,710

Stockholders’ Equity
Preferred stock; 50,000,000 authorized shares; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock; $0.001 par value; 550,000,000 authorized shares; 94,651,912 shares issued and 88,574,486 shares outstanding as of June 30, 2026, 85,166,604 shares issued and 84,327,208 shares outstanding as of December 31, 2025	94	85
Treasury stock, at cost; 6,077,426 shares and 839,396 shares as of June 30, 2026 and December 31, 2025, respectively	(15,600)	(2,847)
Additional paid-in capital	480,082	451,914
Accumulated deficit	(201,782)	(28,976)
Total stockholders’ equity	262,794	420,176
Total liabilities and stockholders’ equity	$358,452	$638,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROCAP FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended	Six Months Ended	Period from June 10, 2025 (Inception) through
	June 30, 2026	June 30, 2026	June 30, 2025

Revenue	$37	$38	$-

Operating Expenses
General and administrative	11,304	15,556	8
Stock-based compensation	3,723	7,263	-
Total Operating Expenses	15,027	22,819	8
Operating Loss	(14,990)	(22,781)	(8)

Other Income (expense)
Unrealized (loss) gain on digital assets	(49,362)	(154,829)	14,296
Realized loss on digital assets	(2,676)	(2,676)	-
Change in fair value of convertible notes conversion feature	109	946	-
Realized loss on put option liability	-	(914)	-
Gain on extinguishment of debt	-	5,933	-
Interest and dividend income	128	871	-
Interest expense	(760)	(1,860)	-
Change in fair value of derivative liability	-	-	10,330
Other (expenses) income, net	(52,561)	(152,529)	24,626

Net (Loss) Income Before Taxes	$(67,551)	$(175,310)	$24,618

Income tax benefit	(2,504)	(2,504)	-

Net (Loss) Income	$(65,047)	$(172,806)	$24,618

Weighted average number of shares of common stock outstanding, basic	89,394,753	86,164,488	3,809,524
Net (loss) income per common stock, basic	$(0.73)	$(2.01)	$6.46

Weighted average number of shares of common stock outstanding diluted	89,394,753	86,164,488	28,404,762
Net (loss) income per common stock, diluted	$(0.73)	$(2.01)	$0.50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROCAP FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share data, unaudited)

Three Months Ended June 30, 2026

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of March 31, 2026	-	$-	85,563,025	$85	(3,506,452)	$(10,845)	454,443	$(136,735)	$306,948
Stock-based compensation	-	-	-	-	-	-	3,723	-	3,723
Issuance of common stock upon settlement of RSU	-	-	671,936	1	-	-	(1)	-	-
Purchase of treasury stock	-	-	-	-	(2,570,974)	(4,755)	-	-	(4,755)
Shares issued on acquisition of Silvia	-	-	8,416,951	8			21,917		21,925
Net loss	-	-	-	-	-	-	-	(65,047)	(65,047)
Balance as of June 30, 2026	-	$-	94,651,912	$94	(6,077,426)	$(15,600)	$480,082	$(201,782)	$262,794

Six Months Ended June 30, 2026

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2025	-	$-	85,166,604	$85	(839,396)	$(2,847)	451,914	$(28,976)	$420,176
Stock-based compensation	-	-	-	-	-	-	7,263	-	7,263
Issuance of common stock upon settlement of RSU, net of tax	-	-	1,068,357	1	-	-	(1,012)	-	(1,011)
Purchase of treasury stock	-	-	-	-	(5,238,030)	(12,753)	-	-	(12,753)
Shares issued on acquisition of Silvia	-	-	8,416,951	8			21,917	-	21,925
Net loss	-	-	-	-	-	-	-	(172,806)	(172,806)
Balance as of June 30, 2026	-	$-	94,651,912	$94	(6,077,426)	$(15,600)	480,082	$(201,782)	$262,794

For the period from June 10, 2025 (inception) to June 30, 2025

	Preferred Stock		Common Stock		Treasury Stock		Retained	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Earnings	Equity

Balance, June 10, 2025 (inception)	-	$-	-	$-	-	$-	$-	$-
Issuance of common units pursuant to the Investment Consulting and Marketing Services Agreement	-	-	10,000,000	-	-	-	-	-
Issuance of preferred units	50,800,000	451,702	-	-	-	-	-	451,702
Issuance of preferred units, related party	850,000	8,500	-	-	-	-	-	8,500
Net Profit	-	-	-	-	-	-	24,618	24,618
Balance as of June 30, 2025	51,650,000	$460,202	10,000,000	$-	-	$-	$24,618	$484,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROCAP FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended	Period from June 10, 2025 (Inception) through
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net (loss) income	$(172,806)	$24,618
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss (gain) on digital assets	154,829	(14,296)
Gain on extinguishment of debt	(5,933)	-
Stock based compensation	7,263	-
Depreciation and amortization expenses	1,249	-
Amortization of discount and debt issuance costs on Convertible Notes	1,860	-
Realized loss on digital assets	2,676	-
Change in fair value of derivative liability	-	(10,330)
Realized loss on put option liability	914	-
Change in fair value of convertible notes conversion feature	(946)	-
Amortization of right-of-use asset	128	-
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	(1,717)	6
Deferred tax liabilities	(2,504)	-
Escrow account	-	(1,000)
Due to investors	-	1,000
Prepaid expenses and other current assets	483	(10)
Other non-current assets	18	-
Due to related party	-	12
Lease liability	(55)	-
Net cash used in operating activities	(14,541)	-

Cash flows from investing activities:
Purchases of digital assets	(35,953)	(476,000)
Sales of digital assets	6,861	-
Acquisition of CFO Silvia, net of cash acquired	(1,326)	-
Purchases of fixed assets	(306)	-
Net cash used in investing activities	(30,724)	(476,000)
Cash flows from financing activities:
Payments of Convertible Notes	(119,152)	-
Purchase of treasury stock	(12,753)	-
Purchase of derivative securities	(1,653)	-
Taxes paid on RSU vesting	(1,011)	-
Settlement of derivative securities	(578)	-
Proceeds from derivative securities	889	-
Proceeds from issuance of preferred units	-	476,000
Net cash (used in) provided by financing activities	(134,258)	476,000

Net decrease in cash and cash equivalents	(179,523)	-
Cash, cash equivalents, and restricted cash, beginning of period	194,861	-
Cash and cash equivalents, end of period	$15,338	-

Non-cash investing and financing activities:
Common stock issued as consideration for CFO Silvia Acquisition	$(15,992)	$-
Share-settled earnout consideration for CFO Silvia Acquisition	(5,933)
Contribution of digital assets for preferred units	-	32,000
Contribution of digital assets for preferred units, related party	-	8,500
Initial recognition of conversion feature liability	-	56,299
Conversion of due to related party to a promissory note, related party	-	12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PROCAP FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

ProCap Financial, Inc. (the “Company” or “ProCap”) was founded in June 2025 and, together with its subsidiaries, is a U.S.-based modern finance company focused on developing technology-enabled products and services that leverage artificial intelligence (“AI”), data analytics, and automation to support financial analysis, investment research, and investor decision support. The Company’s mission is to help independent investors make money. Historically, the Company’s operations included investor-focused media, educational content, and strategic investments designed to support independent investors through digital platforms and other content offerings.

On December 5, 2025, the Company completed a business combination with Columbus Circle Capital Corp I (“CCCM”) (the “Transaction”), which was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). ProCap BTC, LLC (“ProCap BTC”) was determined to be the accounting acquirer and CCCM was treated as the acquired company for financial reporting purposes. The Company was deemed to be the accounting acquirer based on Accounting Standard Update No. 2025-03. Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which we early adopted. Following the Transaction, ProCap became the publicly traded parent company, and ProCap BTC became its operating subsidiary. As a result, the historical financial statements of ProCap BTC became the historical financial statements of the Company. Accordingly, the comparative financial information presented for periods prior to the Transaction, including the period from June 10, 2025 (inception) through June 30, 2025, reflects the historical results of ProCap BTC.

In April 2026, the Company expanded its strategic focus through investments in AI-enabled financial technology solutions designed to enhance portfolio analysis, financial planning, and investor decision support. As part of this initiative, the Company launched ProCap Insights, an agentic financial research offering, and acquired CFO Silvia, Inc. (“CFO Silvia”), an AI agent lab focused on finance. The acquisition was completed on April 6, 2026, (the “Acquisition Date”), and CFO Silvia became a wholly owned subsidiary of the Company, see Footnote 3 – CFO Silvia Acquisition for additional information.

The Company’s results of operations for the three and six months ended June 30, 2026 reflect continued investment in the development of its AI-enabled financial technology platform, strategic investments, Bitcoin holdings and the acquisition and integration of CFO Silvia.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all information and disclosures required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included.

The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate is the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which could change in the near term due to one or more future confirming events. Significant accounting estimates include the fair values of the assets acquired and liabilities assumed in the CFO Silvia acquisition, including acquired identifiable intangible assets and their estimated useful lives, the fair value of the contingent consideration issuable under the share-settled earnout arrangement, valuations of the conversion feature liability associated with the Convertible Note, and the valuations of share-based awards. Accordingly, the actual results could differ significantly from those estimates.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of approximately $15.3 million and working capital of approximately ($77.3 million). The negative working capital resulted primarily from the Convertible Notes that can, at the option of the holders, be repurchased for cash in June 2027 (see further in Note 7). The Company believes it has sufficient resources to meet this potential obligation, primarily through its holding of Bitcoin.

Business Combinations

The Company applies the provisions of the Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. The assets acquired and liabilities assumed are recognized at their acquisition date fair values, and goodwill is measured as the excess of consideration transferred over the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which shall not exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s unaudited condensed consolidated statements of operations.

The Company uses all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as the useful lives of the assets acquired, can materially impact the Company’s financial condition or results of operations. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Intangible Assets, net

Intangible assets are initially recorded at their estimated fair values as of the acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible asset amortization expense of $1.2 million for the six months ended June 30, 2026 is recorded within general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Based on the carrying value of intangible assets at June 30, 2026, estimated amortization expense for the subsequent five years is as follows (in thousands):

Amount
2026 (excluding the six months ended June 30, 2026)	$2,369
2027	4,739
2028	4,739
2029	1,299
2030	152
2031	152
Thereafter	645
$14,095

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that impairment may exist. The Company may perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If necessary, the Company performs a quantitative impairment test and recognizes an impairment loss for the amount by which the carrying amount of the reporting unit exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At contract inception, the Company determines whether an arrangement contains a lease based on whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company has elected the practical expedient under ASC 842 to account for lease and non-lease components as a single lease component for its studio lease. Variable payments associated with cleaning services, utilities, building amenities, and other operating costs are recognized as lease expense in the period incurred and are not included in the measurement of the lease liability.

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

Leases are presented on the Company’s unaudited condensed consolidated balance sheet as ROU assets, lease liability, current, and lease liability, non-current. Cash payments for operating leases are included in operating activities.

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

Recent Accounting Pronouncements, not yet adopted:

In December 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2025-01 amends the effective date of ASU No. 2024-03 to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31, referred to as non-calendar year end entities. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures, however, the Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 3. CFO Silvia Acquisition

On the Acquisition Date, the Company acquired 100% of the outstanding equity interests of CFO Silvia (the “CFO Silvia Acquisition”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Silvia Merger Sub, Inc., CFO Silvia, Inflection Points Inc., Shain Noor, and Shain Noor as Stockholder Representative.

CFO Silvia is a financial technology company that has developed a consumer-facing platform that organizes data and delivers financial summaries to users through an interactive interface. The Company acquired CFO Silvia largely to obtain access to the user platform, which management expects to leverage to broaden the Company’s product offerings.

Immediately prior to the closing of the CFO Silvia Acquisition, all outstanding options and other equity-linked interests of CFO Silvia were accelerated and converted into equity interests in accordance with the terms of the Merger Agreement.

The fair value of consideration transferred in connection with the CFO Silvia Acquisition was $23.3 million, consisting of the following:

a) Common stock consideration of $16.0 million, consisting of 8,416,951 shares of the Company’s common stock based on the Company’s closing stock price on the Acquisition Date of $1.90, including 900,000 shares deposited into an escrow account to secure certain indemnification obligations for a period of twelve months following the Acquisition date. The former equity holders of CFO Silvia remain the beneficial owners of the escrowed shares and retain voting and dividend rights during the escrow period.

b) Contingent consideration of $5.9 million related to fair value of 4,643,250 potential earnout shares issuable upon the achievement of specified market-based conditions. Pursuant to the Merger Agreement, the earnout shares will be issued if the Company’s common stock price equals or exceeds $9.00 per share during the contractual measurement period. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model that incorporated assumptions regarding expected stock price volatility, risk-free interest rates and the probability of achieving the market condition. The undiscounted range of outcomes associated with the arrangement is either (i) no shares issued or (ii) issuance of 4,643,250 shares upon achievement of the specified market condition.

c) Cash consideration of $1.4 million related to the repayment of CFO Silvia’s indebtedness at closing.

In connection with the CFO Silvia Acquisition, the Company also agreed to pay a $5.0 million signing bonus to Shain Noor. This arrangement was determined to be separate from the transaction and is accounted for as compensation expense. In addition, certain earnout share arrangements granted to Shain Noor were determined to be compensation arrangements and were accounted for as share-based compensation. See Note 11, Share-Based Compensation, for additional information.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the Acquisition Date (In thousands).

Cash and cash equivalents	$58
Prepaid expenses and other current assets	16
Other non-current assets	20
Intangibles	15,280
Goodwill	12,671
Accounts payable and other current liabilities	(1,654)
Deferred tax liabilities	(3,082)
Total net assets acquired	$23,309

The preliminary purchase price allocation resulted in the recognition of identifiable intangible assets consisting of a trademark, non-compete agreement and user platform with estimated fair values of approximately $1.5 million, $2.3 million and $11.4 million, respectively. The trademark was assigned an estimated useful life of 10 years, while the non-compete agreement and user platform were each assigned estimated useful lives of 3 years.

The purchase price allocation is preliminary and remains subject to measurement period adjustments related to the finalization of certain income tax matters and the valuation of acquired assets and liabilities assumed. Accordingly, the provisional amounts recognized at the Acquisition Date may be adjusted during the measurement period, which will not exceed one year from the Acquisition Date.

The preliminary CFO Silvia Acquisition accounting resulted in the recognition of goodwill of $12.7 million. Goodwill is attributable primarily to expected synergies from integrating CFO Silvia’s proprietary technology platform and related capabilities into the Company’s existing operations, as well as future growth opportunities and the value of the assembled workforce that does not meet the criteria for separate recognition as an identifiable intangible asset. The goodwill recognized is not expected to be deductible for income tax purposes.

The Company incurred approximately $1.4 million of expenses directly related to the CFO Silvia Acquisition, which were included in “general and administrative expenses” in the unaudited condensed consolidated statements of operations during the six months ended June 30, 2026.

Revenue and net loss attributable to CFO Silvia included in the Company’s unaudited condensed consolidated statements of operations from April 6, 2026 through June 30, 2026 were $12 thousand and $8.4 million, respectively.

Unaudited Pro Forma Operating Results

The following unaudited pro forma consolidated financial information presents the results of operations of the Company for the three and six months ended June 30, 2026, as if the CFO Silvia Acquisition had occurred on January 1, 2026. Because CFO Silvia was incorporated on September 19, 2025, supplemental pro forma revenue and earnings information for the three and six months ended June 30, 2025 has not been presented.

This information gives effect to certain purchase accounting adjustments related to the CFO Silvia Acquisition and is based on the historical financial statements of ProCap. It is presented for illustrative purposes only and is not necessarily indicative of the Company’s actual operating results had the CFO Silvia Acquisition occurred on January 1, 2026, nor is it indicative of future results (In thousands).

Proforma
For the three months ended June 30, 2026
Revenue	$37
Net loss	(67,549)

Proforma
For the six months ended June 30, 2026
Revenue	$38
Net loss	(178,713)

Pro forma adjustments to net loss for the three months and six months ended June 30, 2026 include adjustments for amortization of acquired identifiable intangible assets related to the CFO Silvia Acquisition.

Note 4. Digital Assets

The following table sets forth the units held, cost basis and fair value of crypto assets held, as shown on the balance sheet as of June 30, 2026 and December 31, 2025, respectively (In thousands, except for crypto asset quantities):

	As of June 30, 2026
	Quantity	Cost Basis	Fair Value
Bitcoin	5,355	$493,260	$313,378
Total		$493,260	$313,378

	As of December 31, 2025
	Quantity	Cost Basis	Fair Value
Bitcoin	5,000	$466,797	$441,791
Total		$466,797	$441,791

The following table presents a reconciliation of the fair values of the Company’s digital assets for the six months ended June 30, 2026 (In thousands):

Fair value
Digital assets fair value as of December 31, 2025	$441,791
Purchase of digital assets	35,953
Sales of digital assets	(6,861)
Net unrealized loss on digital assets	(154,829)
Realized loss on digital assets	(2,676)
Digital assets fair value as of June 30, 2026	$313,378

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (In thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$1,352	$1,813
Prepaid other	279	50
Other current assets	47	303
Total prepaid expenses and other current assets	$1,698	$2,166

Note 6. Fixed Assets, net

Fixed assets consist of the following (In thousands):

	June 30, 2026	December 31, 2025
Furniture and equipment	$34	$9
Leasehold improvements	367	75
Total	401	84
Less: accumulated depreciation	(97)	(32)
Total fixed assets, net	$304	$52

Depreciation expense, calculated using the straight-line method, was approximately $26 thousand and $65 thousand for the three and six months ended June 30, 2026, respectively. Depreciation expense for the period from June 10, 2025 (Inception) through June 30, 2025 was $0.

Note 7. Convertible Note

The net carrying value of the Company’s outstanding debt consisted of the following, as of (In thousands):

	June 30, 2026	December 31, 2025
Convertible Notes due 2028	$99,600	$235,000
Discount, net (1)	(4,015)	(11,387)
Debt issuance costs, net (2)	(3,329)	(9,441)
Convertible Notes, net	$92,256	$214,172

(1)	Discount as of June 30,2026 consisted of $7.1 million of original issue discount and $4.6 million for the initial fair value of the embedded derivative, less accumulated amortization of $1.3 million, gain on debt extinguishment of $6.4 million.

(2)	Debt issuance costs as of June 30, 2026 consisted of $9.7 million in debt issuance costs, less accumulated amortization of $1.1 million and gain on debt extinguishment of $5.3 million.

Management determined the fair value of the Convertible Notes due 2028 as of June 30, 2026 and December 31, 2025 were $92.1 million and $225.7 million, respectively, based on an implied yield of 8.72% (Level 3 inputs). A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement.

The table below presents the disaggregation of interest expense for the period June 30, 2026 (In thousands):

For the six-months ended June 30,2026
Debt discount amortization	$1,017
Debt issuance cost amortization	843
Interest expense, net	$1,860

The Convertible Notes have a conversion rate of 76.9 shares per $1,000 equal to an approximately $13.00 conversion price, zero interest rate, maturity of up to 36 months, and are collateralized by certain Bitcoin assets. Under the indenture associated with the Convertible Notes, the Company must maintain at all times a 1.0:2.0 (loan-to-collateral ratio compliance level) times collateralization of the Convertible Notes using a mix of Bitcoin (with Bitcoin being valued at 50% for collateral calculation purposes), and cash and cash equivalents (with cash and cash equivalents being valued at 100% for collateral calculation purposes). As of June 30, 2026, the Company had 3,515 Bitcoin on deposit, of which only 3,404 Bitcoin were required to be used as collateral, at Anchorage Digital Bank, N.A as collateral for the Convertible Notes. The Company retains sole discretion and control over Bitcoin held as collateral. Lenders have no rights to sell, pledge and re-hypothecate this asset.

On February 9, 2026, the Company entered into privately negotiated note repurchase agreements with certain holders of its outstanding Convertible Notes and repurchased $135.4 million in aggregate principal amount for an aggregate cash purchase price of $119.2 million. Following the transaction, $99.6 million aggregate principal amount of Convertible Notes remained outstanding. The Company accounted for the transaction as a debt extinguishment and recognized a gain on extinguishment of debt of $5.9 million during the six months ended June 30, 2026.

The following table summarizes the net gain on the extinguishment of debt (In thousands):

Gain on extinguishment of debt
Excess of the net carrying amount of the repurchased Convertible Notes	$16,248
Derecognition of debt discount	(6,355)
Derecognition of debt issuance costs	(5,269)
Derecognition of conversion feature derivative liability	1,309
Total	$5,933

The Company accounted for the cash payment as a financing activity in its unaudited condensed consolidated statement of cash flows.

The table below reflects the principal amount of loan maturities due over the next five years as of June 30, 2026 (In thousands):

	5-Year Loan Maturities Fiscal Year
	2026	2027	2028	2029	2030	Total
2028 Convertible Notes	$-	$99,600	$-	$-	$-	$99,600

Although the Convertible Notes mature in December 2028, the holders have the right to require the Company to repurchase all or a portion of Convertible Notes for cash at a price equal to 100% of outstanding principal amount anytime on June 5, 2027 (“Repurchase Date”). Because the Repurchase Date occurs within twelve months of June 30, 2026, the carrying amount of the Convertible Notes is presented as current in the unaudited condensed consolidated balance sheet. As of June 30, 2026, the Company held cash and cash equivalents of approximately $15.3 million and 5,355 Bitcoin with an aggregate fair value of approximately $313.4 million. The principal payments reflected in the contractual maturities table above assume that holders exercise their repurchase right on the Repurchase Date.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2026 and December 31, 2025 (In thousands):

	Fair value measured at June 30, 2026
	Total fair value at June 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Digital assets	$313,378	$313,378	$-	$-
Liabilities:
Conversion feature liability - Convertible Notes	23	-	-	23
Total	$313,401	$313,378	$-	$23

	Fair value measured at December 31, 2025
	Total fair value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Digital assets	$441,791	$441,791	$-	$-
Liabilities:
Derivative securities liabilities	428	-	-	428
Conversion feature liability - Convertible Notes	2,278	-	-	2,278
Total	$444,497	$441,791	$-	$2,706

Conversion Feature Liability - Convertible Notes

The conversion feature liability associated with the Company’s Convertible Notes is measured at fair value using a Black-Scholes option pricing model and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

The key inputs used in determining the fair value of the conversion feature liability are presented in the table below:

	As of June 30, 2026	As of December 31, 2025
Strike price	$13.00	$13.00
Stock price	1.54	3.53
Volatility (as a percentage)	43.0	45.0
Remaining term (in years)	0.92	3.00
Risk-free rate (as a percentage)	3.89	3.49

The following table presents a roll-forward of the Convertible Note Conversion Feature Liability as of June 30, 2026 (In thousands):

Conversion feature derivative liability
Balance at December 31, 2025	$2,278
Gain on debt extinguishment	(1,309)
Change in fair value	(946)
Balance at June 30, 2026	$23

Derivative Securities Liabilities

As of December 31, 2025, the Company had outstanding Bitcoin put option contracts with a fair value liability of $0.4 million. During the six months ended June 30, 2026, all outstanding Bitcoin put option contracts were exercised, expired, or otherwise settled, and the Company recognized a realized loss of $0.9 million related to these contracts. As of June 30, 2026, the Company had no outstanding derivative securities liabilities.

Note 9. Stockholders’ Equity

On December 9, 2025, the board of directors of the Company (the “Board of Directors”) authorized a share repurchase program providing for the repurchase of up to $100.0 million of the Company’s Common Stock. During the three months and six months ended June 30, 2026, the Company repurchased 2,570,974 and 5,238,030 shares of Common Stock for $4.8 million and $12.8 million respectively, including commissions. During the three months ended June 30, 2026, the Company repurchased shares at an average price of $1.85 per share. As of June 30, 2026, approximately $84.4 million remained available under the repurchase program.

In connection with the CFO Silvia Acquisition, the Company recognized an equity-classified contingent consideration with a fair value of $5.9 million, which was recorded within additional paid-in capital as part of the purchase consideration. The arrangement provides for the issuance of a fixed number of the Company’s common shares upon the achievement of specified market-based conditions. See Note 3, CFO Silvia Acquisition, for additional information.

Note 10. EPS

The computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 is as follows (In thousands, except for share and per share data):

For the three months ended June 30, 2026
Numerator:
Net loss	$(65,047)
Denominator:
Weighted average number of shares of common stock outstanding, basic and diluted	89,394,753
Net loss per common stock, basic and diluted	$(0.73)

For the six months ended June 30, 2026
Numerator:
Net loss	$(172,806)
Denominator:
Weighted average number of shares of common stock outstanding, basic and diluted	86,164,488
Net loss per common stock, basic and diluted	$(2.01)

As of June 30, 2026, the following potentially dilutive securities were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive:

For the three months ended
June 30, 2026
Warrants	12,852,500
RSUs (See Note 11)	14,342,256
Convertible Notes	7,659,240
Total	34,853,996

The computation of basic and dilutive net income per common unit for the period from June 10, 2025 (inception) through June 30, 2025 is as follows (In thousands, except for share):

For the Period
from June 10,2025 through
June 30, 2025
Basic EPS
Numerator:
Net Income	$24,618

Denominator:
Weighted average number of shares of common stock outstanding-basic	3,809,524
Net income per common stock, basic	$6.46

Diluted EPS
Numerator:
Net Income	$24,618
Less: change in fair value of conversion feature	$(10,330)
Net Income, diluted	$14,288
Denominator:
Weighted average number of shares of common stock outstanding-basic	3,809,524
Add: Preferred Units	24,595,238
Weighted average number of shares of common stock outstanding-diluted	28,404,762
Net income per common stock, diluted	$0.50

Note 11. Share-Based Compensation

The Company’s 2025 Equity Incentive Plan (the “2025 Equity Plan”) is described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company has elected to account for forfeitures as they occur.

Time-based restricted stock units

During the six months ended June 30, 2026, the Company granted 3,353,832 time-based restricted stock units (“RSUs”) under the 2025 Equity Plan to certain employees and service providers with aggregate grant-date fair value of $7.7 million. The awards generally vest over a service period ranging from 1 to 4 years.

For RSUs subject solely to time-based vesting conditions, grant-date fair value is determined based on the closing market price of the Company’s common stock on the grant date. During the six months ended June 30, 2026, grant-date stock prices used to value such awards had a weighted average grant date fair value of $2.27 per share.

The following schedule summarizes activity related to time-based RSUs for the six months ended June 30, 2026:

	Number of time-based Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	18,414	$2.13
Granted	3,353,832	2.27
Forfeited	-	-
Vested	(1,454,365)	2.51
Unvested as of June 30, 2026	1,917,980	$2.09

For the three and six months ended June 30, 2026, the Company recognized approximately $2.0 million and $4.2 million, respectively, in share-based compensation expense from time-based RSUs. As of June 30, 2026, unrecognized compensation cost related to unvested time-based RSUs was $3.5 million, which is expected to be recognized over a weighted average remaining period of 1.2 years.

Market-based restricted stock units

In connection with the CFO Silvia Acquisition, the Company granted Shain Noor the right to receive up to 4,356,450 shares of the Company’s common stock. The award is subject to both continued service and market condition requiring the Company’s common stock to achieve a trading price of $9.00 per share. Because the award is contingent upon future employment and achievement of the market condition, it is accounted for as a share-based payment award under ASC 718 and is excluded from the purchase consideration transferred in the transaction.

The award had a grant-date fair value of $5.1 million, which was determined using a Monte Carlo valuation model. The valuation incorporated assumptions regarding the Company’s stock price, expected volatility, risk-free interest rate, expected term, and expected dividend yield. Expected volatility was based on the historical volatility of the Company’s common stock, and the risk-free interest rate was based on the U.S. Treasury yield curve in effect on the grant date for a term corresponding to the expected term of the award.

The following table summarizes the key assumptions used in the Monte Carlo valuation of market-based awards granted during the six months ended June 30, 2026:

Assumption	Input
Stock price	$1.90
Expected volatility	70.0%
Risk-free interest rate	3.94%
Expected term	5.00
Expected dividend yield	0.00%

The following table summarizes activity related to market-based RSUs for the six months ended June 30, 2026:

	Number of market-based Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	8,000,000	$2.13
Granted	4,356,450	1.17
Forfeited	-	-
Vested	-	-
Unvested as of June 30, 2026	12,356,450	$1.75

As of June 30, 2026, the market condition associated with the award had not been satisfied and, accordingly, no shares subject to the award had vested.

For the three and six months ended June 30, 2026, the Company recognized approximately $1.7 million and $3.1 million, respectively, in share-based compensation expense from market-based RSUs. As of June 30, 2026, unrecognized compensation cost related to unvested market-based RSUs was $18.1 million. The remaining compensation cost is expected to be recognized over the weighted average remaining period of 3.0 years.

Note 12. Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2026 and for the period from June 10, 2025 through June 30, 2025 was approximately 1.43% and (0)%, respectively. During the second quarter ended June 30, 2026, the Company recognized a discrete income tax benefit of approximately $2.5 million related to the partial release of its valuation allowance on deferred tax assets. The valuation allowance release was supported by additional objectively verifiable positive evidence resulting from the scheduled reversal of acquisition-related taxable temporary differences generated by the CFO Silvia Acquisition completed during the second quarter of 2026. The discrete income tax benefit was the primary driver of the Company’s effective tax rates for the three and six months ended June 30, 2026.

The Company evaluates the realizability of deferred tax assets on a quarterly basis and records a valuation allowance when it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. As of June 30, 2026, the Company continued to maintain a valuation allowance against deferred tax assets that management has concluded are not more-likely-than-not to be realized.

As of June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions.

Note 13. Commitments and Contingencies

Services Agreement

In June 2025, the Company and Inflection Points, an entity under common control, entered into an Investment Consulting and Marketing Services Agreement (the “Services Agreement”). Pursuant to the Services Agreement, Inflection Points agreed to provide certain services to the Company. The services shall be provided pursuant to statements of work. The Services Agreement has a term of four (4) years and will automatically renew for a subsequent one (1) year term, unless either party gives the other party at least sixty (60) days’ prior written notice of non-renewal or otherwise terminates the Services Agreement or any statement of work as set forth therein. In consideration, Inflection Points received an aggregate of 10,000,000 shares of the Company’s stock on December 5, 2025. As of June 30, 2026, these shares have been issued and are outstanding.

Sponsor and Seller Earnout Agreements

Pursuant to the Sponsor Earnout Agreement and Seller Earnout Agreement (the “Agreements”) entered into on December 3, 2025, 8,333,333 shares and 9,500,000 shares of the Company’s Common Stock, respectively, remain subject to vesting and transfer restrictions. The terms of the Agreements are described in Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, no vesting events had occurred under either arrangement and the related shares remained subject to the applicable transfer restrictions.

Note 14. Segment Information

The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”). The CODM reviews financial information on a consolidated basis for purposes of assessing performance, allocating resources, and making operating decisions. Accordingly, management has determined that the Company operates as one reportable segment.

The CODM primarily evaluates performance using consolidated net loss, cash flows, and liquidity measures. The CODM also reviews significant segment expenses that are regularly provided to the CODM, as presented in the table below to manage liquidity and assess progress against the Company’s operating plan. Total segment assets are consistent with total assets reported in the unaudited condensed consolidated balance sheets. The CODM also monitors the fair market value of the Company’s Bitcoin holdings in evaluating capital allocation and treasury management strategy.

Because the Company is focused on executing its growth strategy and is not currently generating significant revenue, resource allocation decisions are primarily based on liquidity management, operating expenditure, and capital allocation priorities.

The following table sets forth the Company’s significant segment expenses (in thousands):

	Three Months Ended	Six Months Ended	Period from June 10, 2025 (Inception) through
	June 30, 2026	June 30, 2026	June 30, 2025

Revenue	$37	$38	$-

Operating Expenses
Payroll expenses	1,674	2,683	-
One-time bonus	5,000	5,000	-
Depreciation and amortization	1,210	1,249
Other operating expenses(1)	3,420	6,624	8
Stock-based compensation	3,723	7,263	-

Total Operating Expenses	15,027	22,819	8
Operating Loss	(14,990)	(22,781)	(8)
Other Income (expense)
Unrealized (loss) gain on digital assets	(49,362)	(154,829)	14,296
Realized loss on digital assets	(2,676)	(2,676)	-
Change in fair value of convertible notes conversion feature	109	946	-
Realized loss on put option liability	-	(914)	-
Gain on extinguishment of debt	-	5,933	-
Interest and dividend income	128	871	-
Interest expense	(760)	(1,860)	-
Change in fair value of derivative liability	-	-	10,330
Other (expenses) income, net	(52,561)	(152,529)	24,626

Net (Loss) Income Before Taxes	(67,551)	(175,310)	24,618

Income tax benefit	(2,504)	(2,504)	-

Net (Loss) Income	(65,047)	(172,806)	24,618

(1)	Includes other operating expenses such as professional fees, insurance, rent, and utility expenses.

Note 15. Leases

Office Lease

The Company leases its office facility under a month-to-month operating lease arrangement. The Company has elected the short-term lease practical expedient under ASC 842 for this lease and therefore does not recognize a right-of-use asset or lease liability on the unaudited condensed consolidated balance sheet for this arrangement.

Lease expense for this month-to-month lease is recognized on a straight-line basis and was $20 per month for the period from January 2026 through June 2026. Because the lease is cancellable at any time with no significant penalty, the Company is not committed to future minimum lease payments beyond the monthly term.

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

Lease Costs

The components of lease cost for the three months and six months ended June 30, 2026 and 2025 were as follows (In thousands):

	Three Months Ended June 2026	Six Months Ended June 2026
Lease Cost	Amount	Amount
Operating lease cost	$78	128
Short-term lease cost	60	119
Total lease cost	$138	247

Operating lease cost and short-term lease cost are recognized on a straight-line basis over the lease term and are included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

Supplemental Balance Sheet Information

Supplemental balance sheet information related to the Company’s operating lease as of June 30, 2026, is as follows (In thousands):

As of June 30, 2026
Operating lease right-of-use asset	$961
Operating lease liability, current portion	298
Operating lease liability, non-current portion	736
Total operating lease liability	$1,034

Maturities of Lease Liability

Future minimum lease payments under the operating lease as of June 30, 2026, are as follows (In thousands):

Operating Leases
2026 (remaining six months)	$163
2027	328
2028	328
2029	274
Total future minimum lease payments	1,093
Less: present value discount	(59)
Present value of lease liability	$1,034

Supplemental Cash Flow and Other Information

Supplemental cash flow and other information related to the Company’s operating lease for the six months ended June 30, 2026, are as follows (In thousands):

Amount
Amortization of right-of-use asset	$128
Cash paid for amounts included in the measurement of lease liability	55
Right-of-use asset obtained in exchange for new operating lease liability	1,074
Remaining lease term (in years)	3.5
Discount rate (as a percentage)	3.45%

Note 16. Related Party

Prior to the CFO Silvia Acquisition, Inflection Points Inc., an entity controlled by Anthony Pompliano, the Company’s CEO, was the majority owner of CFO Silvia. Accordingly, Inflection Points Inc. was also a selling shareholder in the CFO Silvia Acquisition and received $14.0 million of the total acquisition consideration, consisting of $8.1 million of closing equity consideration and $5.9 million of contingent earnout consideration. The contingent earnout shares underlying the contingent consideration are issuable upon the achievement of specified market-based conditions, including the Company’s common stock reaching trading price at or above $9.00 per share.

In addition, CFO Silvia was party to two promissory notes payable to Inflection Points Inc., an entity controlled by the Company’s Chief Executive Officer. The outstanding principal balance of the notes were $2.4 million as of the Acquisition Date. In connection with the CFO Silvia Acquisition, cash consideration of $1.4 million was used to repay one of the notes, and the remaining $1.0 million note was assumed by the Company and repaid following the acquisition. No amounts remained outstanding as of June 30, 2026.

Note 17. Subsequent Events

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued.

Appointment of Independent Director and Nasdaq Compliance

On July 15, 2026, the Company appointed Benjamin Buchanan as an independent director and member of the audit committee of the Board of Directors. As a result of this appointment, the Company regained compliance with Nasdaq corporate governance requirements relating to board and audit committee independence. On July 21, 2026, the Company received notice from Nasdaq confirming that the compliance matter had been resolved and closed.

Proposed Exchange-Traded Funds

On August 13, 2026, Tidal Trust IV, a Delaware statutory trust that is not affiliated with the Company, filed a registration statement on Form N-1A with the SEC with respect to five proposed actively managed exchange-traded funds. ProCap Investment Advisers, LLC, a wholly-owned subsidiary of the Company, is proposed to serve as investment sub-adviser to each fund. The registration statement is subject to SEC review and may be amended, delayed or withdrawn, and no fund may commence operations until its registration statement has become effective, its shares have been approved for listing on a national securities exchange and applicable distribution and operational arrangements are in place. As of the date these unaudited condensed consolidated financial statements were issued, no sub-advisory fees had been earned and no seed capital had been committed or funded by the Company or its subsidiaries. Costs incurred in connection with the proposed funds through the date of issuance were not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, all references in this section to the “Company,” “ProCap,” “we,” “us,” or “our” refer to ProCap Financial, Inc., a Delaware corporation, and its subsidiaries. The following discussion and analysis of the financial condition and results of operations of the Company should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) for the six months ended June 30, 2026 (the “Unaudited Condensed Consolidated Financial Statements”), the Annual Report on Form 10-K filed on February 18, 2026 (the “Annual Report”), and the Definitive Proxy Statement filed on March 2, 2026 and Risk Factors contained therein.

On December 5, 2025, the Company completed a business combination (the “Transaction”) with Columbus Circle Capital Corp I (“CCCM”), which was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). ProCap BTC, LLC (“ProCap BTC”). was determined to be the accounting acquirer and CCCM was treated as the acquired company for financial reporting purposes. Following the Transaction, the Company became the publicly traded parent company, and ProCap BTC became its operating subsidiary. As a result, the historical financial statements of ProCap BTC became the historical financial statements of the Company. Accordingly, the comparative financial information presented for periods prior to the Transaction, including the period from June 10, 2025 (inception) through June 30, 2025, reflects the historical results of ProCap BTC. This discussion contains forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations regarding our asset management business and the proposed Silvia ETFs; our Bitcoin treasury strategy; the integration of CFO Silvia; the remediation of the material weakness in our internal control over financial reporting; possible business combinations and the financing thereof, and related matters; as well as all other statements other than statements of historical fact included in this Quarterly Report.

Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

ProCap Financial, Inc. is a U.S.-based modern finance company. The Company’s mission is to help independent investors make money. Historically, the Company’s operations included investor-focused media, educational content, and strategic investments designed to support independent investors through digital platforms and other content offerings. We believe advances in artificial intelligence and automation have the potential to transform financial analysis, investment research, and investor decision support.

Our strategy is centered on developing scalable technology platforms, expanding our proprietary data and analytical capabilities, and pursuing strategic opportunities that enhance our products, services, and long-term growth prospects. Through a combination of internal development initiatives and strategic acquisitions, we seek to provide technology-enabled solutions designed to improve the accessibility, efficiency, and quality of financial information and analysis available to investors.

During 2026, we expanded our AI-focused initiatives through the launch of ProCap Insights and the acquisition of CFO Silvia Inc., a Delaware corporation (“CFO Silvia” and such acquisition, the “CFO Silvia Acquisition”). ProCap Insights is an AI-driven research product designed to provide investors with market intelligence and investment research. CFO Silvia is a consumer-focused financial technology platform that utilizes AI to aggregate and analyze financial information. Together, these initiatives support our objective of developing technology-enabled solutions that improve the accessibility and efficiency of financial analysis and investor engagement.

In addition, we have adopted a Bitcoin treasury strategy and intend to hold Bitcoin as a long-term treasury reserve asset. We believe that Bitcoin represents a superior long-term store of value and a viable alternative to traditional fiat-based reserve assets and that Bitcoin will play an increasingly important role as a reserve asset for individuals, corporations, and governments worldwide.

AI and Regulatory Uncertainty

Our AI-related initiatives operate in rapidly evolving and competitive markets and are subject to changing legal, regulatory, and technological developments, including those relating to data privacy, cybersecurity, intellectual property, consumer protection, and the use of automated financial analysis tools. As we continue to develop and expand our platforms, we expect innovation, technology development, and disciplined capital allocation to remain important components of our strategy.

Recent Developments

Acquisition of CFO Silvia

On April 6, 2026 (the “Acquisition Date”), we completed the CFO Silvia Acquisition, a consumer-focused financial technology platform that utilizes artificial intelligence to aggregate, organize, and analyze financial information. The CFO Silvia Acquisition expands our AI-driven product offerings and supports our strategy of developing technology-enabled solutions designed to improve financial analysis, research, and investor decision-making.

The results of CFO Silvia have been included in our Unaudited Condensed Consolidated Financial Statements since the Acquisition Date. Additional information regarding the CFO Silvia Acquisition is included in Note 3 to the Unaudited Condensed Consolidated Financial Statements. Additional information regarding the CFO Silvia Acquisition and related agreements is also included in our Current Report on Form 8-K filed on April 6, 2026.

CFO Silvia has developed a consumer-facing AI platform that aggregates and organizes financial data to provide users with automated financial education, tracking and analytical tools. The CFO Silvia platform connects to financial account integrations, including brokerage accounts, retirement accounts, cryptocurrency wallets, real estate valuation services, and alternative investment platforms, to deliver users a consolidated, real-time view of their net worth, holdings and liabilities.

The CFO Silvia platform utilizes AI-driven analytical tools to perform portfolio tracking, concentration analysis, fee analysis, scenario modeling, and informational financial summaries through a conversational interface accessible via chat, email, and voice. The platform is designed to surface potential portfolio risks, including sector or asset class overconcentration, elevated fee structures, and inefficient cash allocation. The platform does not provide personalized investment advice within the meaning of the Investment Advisers Act of 1940 and is not intended to serve as a registered investment adviser or replace the judgment of a qualified financial professional.

Asset Management

During the quarter ended June 30, 2026, the Company expanded its business to include asset management through the launch of Silvia Innovation Fund I, LP, a Delaware limited partnership (the “Initial Fund” and together with any other private funds, alternative investment vehicles or co-investment vehicles that we or our subsidiaries sponsor, advise or manage, the “Funds”; the term “Funds” does not include the Silvia ETFs described below under “Proposed Exchange-Traded Funds”). The Initial Fund invests in early-stage companies aligned with the Company’s CFO Silvia platform strategy and is advised by ProCap Investment Advisers, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “Investment Manager”). The Company holds indirectly an interest in the Initial Fund through Silvia Innovation Fund I GP, LLC, the general partner of the Initial Fund (the “General Partner”). The launch of the Initial Fund represents the Company’s initial expansion into investment management activities supporting its broader AI-enabled financial technology strategy. As of June 30, 2026, the Fund and related entities had not commenced significant operations and had not engaged in material transactions.

Appointment of Independent Director and Nasdaq Compliance

On July 15, 2026, the Company appointed Benjamin Buchanan as an independent director of the Company’s board of directors (the “Board”) and member of the audit committee of the Board (the “Audit Committee”). As a result of this appointment, the Company regained compliance with The Nasdaq Stock Market LLC (“Nasdaq”) corporate governance requirements relating to Board and Audit Committee independence. On July 21, 2026, the Company received notice from Nasdaq confirming that the compliance matter had been resolved and closed.

Proposed Exchange-Traded Funds

On August 13, 2026, Tidal Trust IV, a Delaware statutory trust that is not affiliated with us, filed a registration statement on Form N-1A with the SEC with respect to five proposed actively managed exchange-traded funds (the “Silvia ETFs”). Tidal Investments LLC serves as investment adviser to the Silvia ETFs, and the Investment Manager is proposed to serve as investment sub-adviser and to provide portfolio management services. In connection with these arrangements, the Investment Manager expects to register with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended.

The registration statement remains subject to SEC review and comment and may be amended, delayed or withdrawn. No Silvia ETF may commence operations until its registration statement has become effective, its shares have been approved for listing on a national securities exchange, and applicable distribution and operational arrangements are in place. We have not earned any sub-advisory fees to date and do not expect the Silvia ETFs to generate meaningful revenue in the near term. See Part II, Item 1A, “Risk Factors - Risks Related to Our Expansion into Exchange-Traded Funds.”

This Quarterly Report is not an offer to sell or the solicitation of an offer to buy shares of any Silvia ETF. Any offering of shares of a Silvia ETF will be made only by means of a prospectus. We are not the issuer of, and do not offer, shares of any Silvia ETF.

Results of Operations

As discussed in Note 1 to our Unaudited Condensed Consolidated Financial Statements, the comparative financial information presented for the period from June 10, 2025 (inception) through June 30, 2025, reflects the historical results of ProCap BTC.

(All figures in this Item 2 in thousands, except share, per share data, Bitcoin, and per Bitcoin data)

Comparison of the Three Months Period Ended June 30, 2026, and the Period from June 10, 2025 (Inception) through June 30, 2025

	For the Three Months Ended	Period from June 10, 2025 (Inception) through
	June 30, 2026	June 30, 2025	Increase (Decrease)	Percentage Change

Revenue	$37	$-	$37	100%

Operating Expenses:
General and administrative	11,304	8	11,296	100%
Stock-based compensation	3,723	-	3,723	100%
Total Operating Expenses	15,027	8	15,019	187738%
Operating Loss	(14,990)	(8)	(14,982)	187275%

Other income (expense)
Unrealized (loss) gain on digital assets	(49,362)	14,296	(63,658)	-445%
Realized loss on digital assets	(2,676)	-	(2,676)	100%
Change in fair value of convertible notes conversion feature	109	-	109	100%
Interest and dividend income	128	-	128	100%
Interest expense	(760)	-	(760)	0%
Change in fair value of derivative liability	-	10,330	(10,330)	-100%
Other (expense) income, net	(52,561)	24,626	(77,187)	-313%
Net (loss) income before taxes	(67,551)	24,618	(92,169)	-374%

Income tax benefit	(2,504)	-	(2,504)	0%

Net (Loss) Income	$(65,047)	$24,618	$(89,665)	-364%

Revenues

Revenue for the three months ended June 30, 2026 was $0.04 million and for the period from June 10, 2025 (Inception) through June 30, 2025 was $0. Revenue remained limited as we launched new revenue generating products during the period relating to ProCap Insights and CFO Silvia. The Company’s revenue growth will depend on the successful commercialization of its products and services and the continued execution of its growth strategy.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the three months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (Inception) through June 30, 2025. The 2026 period reflects operations as a public company and inclusion of $6.7 million of payroll compensation (including a one-time signing bonus of $5.0 million for the Chief Technology Officer), $1.3 million of software licensing fees, $1.2 million of amortization of acquired intangible assets, $1.0 million of professional fees (including acquisition related expenses), among other expenses. The inception period reflected only limited administrative activities as we had recently commenced operations then and had not yet developed the infrastructure, personnel base, and operational scale necessary to support its current business activities.

Stock-based compensation

Stock-based compensation expense was $3.7 million for the three months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025. The increase was attributable to equity awards granted to employees and consultants under the Company’s equity incentive plans.

Other Income (Expense), net

Other expense, net for the three months ended June 30, 2026 was $52.6 million, compared to other income, net of $24.6 million for the period from June 10, 2025 (Inception) through June 30, 2025. The Company’s results during the period were primarily driven by the change in fair value of digital assets as a result of decline in Bitcoin market prices.

Unrealized gain (loss) on digital assets

Unrealized loss on digital assets was $49.4 million for the three months ended June 30, 2026, compared to an unrealized gain on digital assets of $14.3 million for the period from June 10, 2025 (inception) through June 30, 2025. The change was primarily attributable to declines in the fair value of the Company’s Bitcoin holdings during the 2026 period.

Realized loss on digital assets

Realized loss on digital assets was $2.7 million for the three months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025. The loss was attributable to sales of digital assets during the 2026 period.

Interest and dividend income

Interest and dividend income was $0.1 million for the three months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025. The increase was primarily attributable to income earned on cash, cash equivalents, and investments held during the 2026 period.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities was $0 for the three months ended June 30, 2026, compared to $10.3 million for the period from June 10, 2025 (inception) through June 30, 2025. The change was attributable to the absence of derivative liabilities during the 2026 period.

Comparison of the Six Months Period Ended June 30, 2026, and the Period from June 10, 2025 (Inception) through June 30, 2025

	For the Six Months Ended	Period from June 10, 2025 (Inception) through
	June 30, 2026	June 30, 2025	Increase (Decrease)	Percentage Change

Revenue	$38	$-	$38	100%

Operating Expenses:
General and administrative	15,556	8	15,548	100%
Stock-based compensation	7,263	-	7,263	100%
Total Operating Expenses	22,819	8	22,811	285138%
Operating Loss	(22,781)	(8)	(22,773)	284663%

Other income (expense)
Unrealized (loss) gain on digital assets	(154,829)	14,296	(169,125)	-1183%
Realized loss on digital assets	(2,676)	-	(2,676)	100%
Change in fair value of convertible notes conversion feature	946	-	946	100%
Realized loss on put option liability	(914)	-	(914)	100%
Gain on extinguishment of debt	5,933	-	5,933	100%
Interest and dividend income	871	-	871	100%
Interest expense	(1,860)	-	(1,860)	100%
Change in fair value of derivative liability	-	10,330	(10,330)	100%
Other (expense) income, net	(152,529)	24,626	(177,155)	-719%

Net (loss) income before taxes	(175,310)	24,618	(199,928)	-812%

Income tax benefit	(2,504)	-	(2,504)	0%

Net (Loss) Income	$(172,806)	$24,618	$(197,424)	-802%

Revenues

Revenue for the six months ended June 30, 2026 and for the period from June 10, 2025 (Inception) through June 30, 2025 was $0.04 million and $0, respectively, as we launched new revenue generating products during the June 30, 2026 period relating to ProCap Insights and the CFO Silvia Acquisition. The Company’s revenue growth will depend on the successful commercialization of its products and services and the continued execution of its growth strategy.

General and Administrative Expenses

General and administrative expenses were $15.6 million for the six months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (Inception) through June 30, 2025. The 2026 period reflects operations as a public company and inclusion of $7.7 million of payroll compensation (including a one-time signing bonus of $5.0 million for the Chief Technology Officer), $1.3 million of software licensing fees, $1.2 million of amortization of acquired intangible assets, $2.8 million of professional fees (including acquisition related expenses), among other expenses. The inception period reflected only limited administrative activities as we had recently commenced operations then and had not yet developed the infrastructure, personnel base, and operational scale necessary to support its current business activities.

Stock-based compensation

Stock-based compensation expense was $7.3 million for the six months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025. The increase was attributable to equity awards granted to employees and consultants under the Company’s equity incentive plans.

Other Income (Expense), net

Other expense, net was $152.5 million for the six months ended June 30, 2026, compared to other income, net of $24.6 million for the period from June 10, 2025 (inception) through June 30, 2025. The change was primarily attributable to unrealized losses on digital assets recognized during the 2026 period.

Unrealized gain (loss) on digital assets

Unrealized loss on digital assets was $154.8 million for the six months ended June 30, 2026, compared to an unrealized gain on digital assets of $14.3 million for the period from June 10, 2025 (inception) through June 30, 2025. The change was primarily attributable to declines in the fair value of the Company’s Bitcoin holdings during the 2026 period.

Realized loss on digital assets

Realized loss on digital assets was $2.7 million for the six months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025. The loss was attributable to sales of digital assets during the 2026 period.

Change in fair value of convertible notes

Change in fair value of convertible notes resulted in income of $0.9 million for the six months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025. The income was attributable to changes in the fair value of the conversion feature embedded within the Company’s convertible notes.

Realized loss on put option liabilities

Realized loss on put option liabilities was $0.9 million for the six months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025. The loss was attributable to the settlement of put option liabilities during the period.

Gain on extinguishment of debt

Gain on extinguishment of debt was $5.9 million for the six months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025. The gain was primarily attributable to the repurchase of a portion of the Company’s outstanding convertible notes at a discount to the principal outstanding.

Interest expense

Interest expense was $1.9 million for the six months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025. The increase was primarily attributable to amortization of debt discount and debt issuance costs associated with the Company’s convertible notes, as well as the repayment of a portion of such notes during the period.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities was $0 for the six months ended June 30, 2026, compared to income of $10.3 million for the period from June 10, 2025 (inception) through June 30, 2025. The decrease was attributable to the absence of derivative liabilities during the 2026 period.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of approximately $15.3 million and working capital of approximately $(77.3 million). The working capital deficit resulted primarily from the reclassification of the Company’s outstanding convertible notes as current liabilities as of June 30, 2026 due to holders’ contractual repurchase rights that may become exercisable within the next twelve months.

As of June 30, 2026, the aggregate principal amount of the outstanding convertible notes was $99.6 million. Although the notes mature in December 2028, holders may have contractual repurchase rights that become exercisable beginning June 5, 2027. As a result, the convertible notes were classified as current liabilities as of June 30, 2026. See Note 7, Convertible Notes, for additional information.

As of June 30, 2026, we held approximately 5,355 Bitcoin with an aggregate fair value of approximately $313.4 million, a portion of which serves as collateral under our convertible note arrangements.

Other than collateral arrangements associated with financing activities, we currently have no off-balance sheet financing arrangements and did not have any material capital expenditure commitments as of June 30, 2026.

We do not maintain any committed external sources of liquidity, including credit facilities or other financing arrangements. In evaluating our liquidity position, we considered our anticipated operating cash needs, the timing and nature of potential obligations under the convertible notes, our current cash and cash equivalents balance, and the availability of financing and capital-raising alternatives. While our Bitcoin is held for long-term appreciation, we also considered it in the overall evaluation of our liquidity position given its active trading market. As a result, a significant increase or decrease in the market value or liquidity of bitcoin would impact our evaluation.

Based on these considerations, we believe the Company has sufficient resources to satisfy its obligations as they become due, including any obligations that may arise under the convertible notes.

In the near term, we expect to use available resources primarily to fund operating expenses, working capital requirements, investments in technology and infrastructure, and the development of our asset management and exchange-traded fund businesses, including registration and compliance costs, personnel and systems, the General Partner’s capital contributions to the Initial Fund and seed capital, expense limitation or reimbursement obligations we agree to provide in connection with the Silvia ETFs, if any. As of the date of this Quarterly Report, we have not committed to provide seed capital to any Silvia ETF. Amounts we commit to these businesses would not be available for our existing operations, debt service, acquisitions or other corporate purposes. We expect these costs to increase in future periods and to be incurred before, and substantially in advance of, any related revenue.

Over the longer term, we may deploy capital to support strategic acquisitions, business expansion initiatives, investments in digital assets, and potential share repurchase programs. The timing and magnitude of these expenditures will depend on market conditions, the availability of capital, and strategic opportunities.

Based on our assessment of its anticipated operating cash needs, potential obligations under the convertible notes, financial position, and available financing and capital-raising alternatives, we believe that the Company has sufficient resources to satisfy anticipated working capital and operating requirements for at least the next twelve months.

Cash Flows for the Six Months Ended June 30, 2026 and for the period from June 10, 2025 (Inception) through June 30, 2025

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and for the period from June 10, 2025 (Inception) through June 30, 2025 (In thousands):

	For the six months ended June 30, 2026	Period from June 10, 2025 (Inception) through June 30, 2025
Net cash used in operating activities	$(14,541)	$-
Net cash used in investing activities	(30,724)	(476,000)
Net cash (used in) provided by financing activities	$(134,258)	$476,000

Cash Flows Used in Operating Activities

Net cash used in operating activities was $14.5 million for the six months ended June 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through June 30, 2025.

For the six months ended June 30, 2026, net cash used in operating activities reflected the Company’s net loss of $172.8 million, adjusted for non-cash items of $162.0 million. The most significant adjustment was $154.8 million of unrealized losses on digital assets resulting from declines in the fair value of Bitcoin holdings during the period. Changes in operating assets and liabilities resulted in a net use of cash of $3.8 million during the period.

For the period from June 10, 2025 (inception) through June 30, 2025, net cash provided by operating activities was not significant. Net income of $24.6 million, primarily attributable to unrealized gains on digital assets and gains recognized from changes in the fair value of the conversion feature liability, was largely offset by non-cash fair value adjustments and changes in working capital accounts.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $30.7 million for the six months ended June 30, 2026. The use of cash was primarily attributable to $36.0 million of purchases of digital assets, $1.3 million paid in connection with the CFO Silvia acquisition, and $0.3 million of capital expenditures for property and equipment. These cash outflows were partially offset by $6.9 million of proceeds from sales of digital assets.

For the period from June 10, 2025 (inception) through June 30, 2025, net cash used in investing activities consisted primarily of $476.0 million of purchases of digital assets.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $134.3 million for the six months ended June 30, 2026. The use of cash primarily consisted of $119.2 million of payments to repurchase a portion of the Company’s outstanding convertible notes, $12.8 million of treasury stock repurchases, $1.7 million of purchases of derivative securities, $1.0 million of tax payments associated with the vesting of restricted stock units, and $0.6 million of settlements of derivative securities. These outflows were partially offset by $0.9 million of proceeds received from derivative securities.

For the period from June 10, 2025 (inception) through June 30, 2025, net cash provided by financing activities consisted primarily of $476.0 million of proceeds from the issuance of preferred units, which were used principally to fund the acquisition of digital assets.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of our Unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosure. We have based our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future Unaudited Condensed Consolidated Financial Statement presentation, financial condition, results of operations, and cash flows will be affected.

We consider an accounting estimate to be critical if it requires assumptions about matters that were highly uncertain at the time the estimate was made and if changes in those assumptions, or changes in the estimate that are reasonably likely to occur from period to period, would have a material effect on our financial condition or results of operations.

Our critical accounting estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, we identified the following additional critical accounting estimates as a result of the CFO Silvia Acquisition.

Business Combinations

We account for acquisitions in accordance with ASC 805, Business Combinations. The allocation of purchase consideration to the assets acquired and liabilities assumed requires significant estimates and management judgment, particularly with respect to the valuation of identifiable intangible assets, contingent consideration arrangements, estimated useful lives of acquired assets, and certain tax-related matters.

The valuation of acquired intangible assets and contingent consideration involves the use of significant assumptions, including projected future cash flows, royalty rates, customer attrition rates, discount rates, expected volatility, and other market-based inputs. Changes in these assumptions could materially impact the amounts assigned to acquired assets and liabilities, the resulting amount of goodwill recognized, and future amortization expense. In addition, because the purchase price allocation remains subject to measurement period adjustments, future revisions to estimates may result in changes to the recorded amounts of assets acquired and liabilities assumed.

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The determination of the grant-date fair value of certain share-based awards requires significant judgment and the use of valuation models, particularly for awards containing market-based vesting conditions.

Valuation of these awards requires management to develop assumptions regarding expected stock price volatility, expected term, risk-free interest rates, dividend yield, and other market-based inputs. Changes in these assumptions may significantly affect the estimated fair value of awards and, accordingly, the amount and timing of compensation expense recognized in future periods.

See “Summary of Significant Accounting Policies” described in Note 2 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for a description of our significant accounting policies.

Off-Balance Sheet Arrangements

Other than collateral arrangements associated with financing activities, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 2 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock, par value $0.001 per share (“Common Stock”) that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Bitcoin Market Price Risk

Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other income (expenses), net” on our Unaudited Condensed Consolidated Statement of Operations. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material adverse effect on our financial results in future periods. See the risk factors included under the heading “Risks Related to Our Business and Bitcoin Treasury Strategy” in our Annual Report for more information regarding the risks related to our Bitcoin holdings. As of June 30, 2026 and December 31, 2025, the fair value of our Bitcoin investment included in digital assets was $313.4 million and $441.8 million, respectively. For the six months ended June 30, 2026, we recognized an unrealized loss from the remeasurement of our Bitcoin investment of $154.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2026, due to a material weakness in internal control over financial reporting related to (i) inadequate segregation of duties and ineffective risk assessment and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our filings with the SEC, including our Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. As of the date of this Quarterly Report, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report, other than as set forth below, which should be read in conjunction with the risks described in our Annual Report.

Risks Related to Ownership of Our Common Stock

We must satisfy Nasdaq’s continued listing requirements, and a failure to do so could result in the delisting of our Common Stock.

Our Common Stock and public warrants are listed on Nasdaq. To maintain that listing, we must satisfy Nasdaq’s continued listing requirements, including corporate governance requirements relating to the composition of the Board and its committees, as well as other quantitative and qualitative standards. From time to time, we may not be in compliance with one or more of these requirements, as occurred following a director resignation in January 2026 that is described in our Current Report on Form 8-K filed with the SEC on January 23, 2026. Although we regained compliance and that matter has been closed by Nasdaq, we cannot assure you that we will remain in compliance with all applicable Nasdaq requirements in the future. If we fail to satisfy Nasdaq’s continued listing requirements and do not timely regain compliance, Nasdaq could commence suspension or delisting procedures, which could reduce the liquidity and market price of our Common Stock and impair our ability to raise capital.

Risks Related to CFO Silvia.

Although CFO Silvia attempts to remedy any issues it observes in its products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy its customers.

CFO Silvia has performed, and continues to perform, extensive internal testing on its products and features, however, like the rest of the industry, it currently has a limited frame of reference by which to evaluate certain aspects of its long-term quality, reliability, durability and performance characteristics, including exposure to or consequence of external attacks. While CFO Silvia attempts to identify and address or remedy defects it identifies during the pre-production and sale phases, there may be latent defects that it may be unable to detect or control for in its products, and thereby address, prior to its sale to customers.

Because the lack of a public market for CFO Silvia’s capital stock made it difficult to evaluate the fair market value of CFO Silvia’s capital stock, the value of our shares of Common Stock issued to CFO Silvia’s stockholders in connection with the CFO Silvia Acquisition may be more or less than the fair market value of CFO Silvia’s capital stock.

The outstanding capital stock of CFO Silvia was privately held and was not traded in any public market. The lack of a public market made it difficult to determine the fair market value of CFO Silvia’s capital stock. Because the percentage of our equity issued to CFO Silvia’s stockholders in the CFO Silvia Acquisition was determined based on negotiations between the parties, it is possible that the value of our shares of Common Stock issued to CFO Silvia’s stockholders in connection with the CFO Silvia Acquisition was more or less than the fair market value of CFO Silvia’s capital stock.

Risks Related to the CFO Silvia Acquisition

Our existing stockholders have reduced ownership and voting interests in ProCap following completion of the CFO Silvia Acquisition.

We issued 8,416,951 shares of our Common Stock upon completion of the CFO Silvia Acquisition; further, we may issue up to 9,000,000 additional earnout shares in a five-year period. Based on the number of shares of Common Stock of ProCap outstanding on February 10, 2026, the record date for our Annual Meeting of Stockholder held on March 27, 2026, upon the completion of the CFO Silvia Acquisition, current ProCap stockholders and former CFO Silvia stockholders would own approximately 90.3% and 9.7% of our Common Stock, respectively.

When the CFO Silvia Acquisition occurred, each CFO Silvia stockholder who received shares of our Common Stock became a stockholder of ProCap. As a result, the percentage ownership of ProCap held by each of the stockholders prior to the CFO Silvia Acquisition was smaller than such stockholder’s percentage ownership of ProCap prior to the CFO Silvia Acquisition. Our current stockholders will, therefore, have proportionately less ownership and voting interests in ProCap following the CFO Silvia Acquisition than they had prior to the CFO Silvia Acquisition.

We may fail to realize the anticipated benefits of the CFO Silvia Acquisition.

The Company believes that there are significant benefits that may be realized by the CFO Silvia Acquisition. However, the efforts to realize these benefits will be a complex process and may disrupt our existing operations if not implemented in a timely and efficient manner. The full benefits of the CFO Silvia Acquisition may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the CFO Silvia Acquisition could adversely affect our business, operating results or financial condition and cause the combined business to not perform as expected. Specifically, the following issues, among others, must be addressed to realize the anticipated benefits of the CFO Silvia Acquisition:

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

Risks Related to Our Expansion into Asset Management

Our expansion into the asset management business is a new initiative, and we may not successfully develop or operate this business.

Our expansion into the asset management business is a new initiative, and we, including our newly formed asset-management subsidiaries, have a limited operating history forming, marketing, managing and administering private funds and other investment products. Our initial asset-management product, the Initial Fund, is intended to be a closed-end private fund, for which the Investment Manager, is expected to provide investment management services. The Initial Fund is intended to seek long-term capital appreciation primarily through technology-sector investments, which investments are generally illiquid and long-term in nature, and the Initial Fund is expected to have broad investment flexibility, including the ability to make co-investments and to invest through alternative investment vehicles and other structures. Although certain members of our management team may have investment experience, operating an asset management platform requires specialized investment, legal, regulatory, compliance, accounting, valuation, tax, investor-relations, information-technology and administrative expertise. Different fund structures and investment strategies may require additional capabilities that we do not currently possess or may be unable to develop, acquire or scale effectively.

Developing our asset management business may require significant expenditures, investments in personnel and systems, and substantial management attention before the business generates meaningful revenue. These efforts may divert personnel and other resources from our existing operations, disrupt our business, increase our fixed cost base and expose us to additional liabilities. The Initial Fund and any future products may be unable to raise sufficient investor capital, identify and consummate suitable investments, deploy committed capital successfully, generate competitive investment returns, develop products that are attractive to investors or achieve sufficient scale to operate the business profitably.

We cannot assure you that our asset management business will achieve its anticipated strategic or financial benefits. A failure to develop and operate the business successfully could materially and adversely affect our business, financial condition, results of operations and reputation.

The success of our asset management business depends on our ability to raise sufficient third-party capital and successor funds in a highly competitive market.

Our ability to generate management fees and performance-based compensation will depend substantially on the ability of the Investment Manager and the General Partner to raise capital commitments from third-party investors for the Initial Fund and any successor funds or other investment products. Fundraising is subject to numerous factors outside our control, including general economic and financial-market conditions, interest rates, investor liquidity and asset-allocation decisions, the availability of distributions from investors’ existing private-market investments, investment performance and track record, the reputation and continued service of the relevant investment professionals, regulatory developments and the terms offered by competing investment products. The Initial Fund may not reach its target size, and its pool of eligible investors is limited by the private-offering and Investment Company Act of 1940, as amended (the “Investment Company Act”) exemptions on which it relies, which restrict participation to investors that satisfy specified eligibility requirements.

The asset management industry is highly competitive. We and the Funds compete with established alternative asset managers, traditional asset managers, private equity and venture capital firms, financial institutions, family offices, corporate investors and other sponsors. Many competitors have longer operating histories, established investment records, broader distribution networks, greater financial and personnel resources, more developed compliance and operating infrastructure, and stronger relationships with institutional investors. Certain competitors may also offer lower fees, greater liquidity, more favorable investment terms, broader co-investment opportunities or products with different risk and return characteristics.

To attract investors, the Investment Manager or the General Partner may reduce or waive management fees, reimburse or bear Fund expenses, provide preferential rights through side letters, offer co-investment opportunities or otherwise agree to terms that reduce the revenues or profitability of our asset management business. In addition, management fees from closed-end Funds may decline following the expiration of their investment periods or as invested capital is realized. The ability to maintain or grow management-fee revenue may therefore depend on the ability to raise successor Funds or other investment products before fees from existing Funds decline.

A failure to raise sufficient fee-paying capital could reduce management fees, limit the ability to deploy capital and earn carried interest or other performance-based compensation, impair the ability to raise future Funds and leave our asset management business with an operating cost base that is disproportionate to its size. In addition, if limited partners default on or delay funding their capital commitments, a Fund’s ability to deploy capital could be impaired, and the General Partner or the Company may elect or agree to provide bridge funding or other support, and such Fund may seek to borrow or obtain other financing, any of which could adversely affect such Fund’s investments, the fees and performance-based compensation payable in respect of such Fund and our reputation.

Poor investment performance and the structure of our management fees and performance-based compensation could adversely affect our revenues and cause our results to be volatile.

The revenues and other economic returns generated by our asset management business will depend on the amount of fee-paying capital or assets under management, the applicable fee rates, the investment performance of the Funds and the timing and amount of investment realizations. For the Initial Fund, management fees are payable to the Investment Manager and are based on each limited partner’s capital commitment during the Fund’s investment period and on invested capital thereafter, and carried interest is payable to the General Partner. The Company does not receive any management fees or carried interest directly; those economics are earned by the Investment Manager and the General Partner, respectively. Other current or future products may calculate fees on a different basis. Accordingly, increases or decreases in total capital commitments may not result in proportionate changes in management-fee revenue.

Carried interest, incentive fees, and other performance-based compensation generally depend on a Fund achieving specified investment returns or distribution thresholds. Because the Initial Fund has a long-term, multi-year investment period, any carried interest is long-dated and depends on the timing and amount of investment realizations; such compensation may not be earned for many years, may be concentrated in a limited number of periods and may vary materially. Newly formed Funds may generate little or no performance-based compensation while they deploy capital, and there can be no assurance that any Fund will generate returns sufficient for the General Partner to earn carried interest or for us to realize the related economics.

Poor investment performance could reduce the value of fee-paying assets, delay or eliminate performance-based compensation, cause investors to decline to invest in future Funds, result in demands for fee concessions and harm our reputation. Personnel, compliance, technology, insurance and other operating expenses of the asset management business may continue regardless of investment performance or the amount of capital raised.

The General Partner may be required to return previously distributed carried interest pursuant to a fund-level clawback provision, the amount of which may be affected by investment losses, the timing of realizations, prior distributions, tax payments and the terms of the applicable Fund documents. Because the General Partner is our wholly-owned subsidiary, any such clawback or other repayment obligation would reduce amounts otherwise available to us and could adversely affect our liquidity and results of operations. As a result of these factors, the revenues and earnings generated by our asset management business may be volatile, difficult to predict and uneven from period to period.

The Initial Fund expects to invest primarily in technology-sector companies and assets, many of which may be private and illiquid. Its areas of focus may include artificial intelligence, defense technology, hardware, health technology, software and other technology-related solutions, although the Initial Fund has broad flexibility as to geography, strategy and asset class. A primary focus on private technology investments may heighten the volatility of the Initial Fund’s performance and increase valuation, exit and fundraising risk, because such investments are often illiquid, may take years to mature, may be difficult to value or realize and are subject to rapid technological, competitive and regulatory change. In addition, to the extent a Fund incurs indebtedness or uses bridge financing, such leverage may magnify investment losses and increase the Fund’s liquidity demands.

Our asset management activities subject us to extensive and evolving regulatory, fiduciary and compliance obligations and potential liability.

The asset management industry is subject to extensive and evolving federal, state and foreign regulation. Neither the Investment Manager nor the General Partner, each of which is our wholly-owned subsidiary, is currently registered as an investment adviser with the SEC, and the Investment Manager currently relies on exemptions from registration under applicable federal and state law. In connection with the proposed Silvia ETFs, the Investment Manager expects to register with the SEC as an investment adviser under the Advisers Act, and there can be no assurance that its registration will become effective on the anticipated timeline or at all. The General Partner may also become registered in the future, in its discretion or if required by applicable law, and there can be no assurance that any exemption on which the Investment Manager or the General Partner relies will remain available. Growth in regulatory assets under management, changes in the activities of the Investment Manager or the General Partner, or changes in applicable law could require registration or subject the asset management business to additional regulatory requirements. Depending on the nature and size of our activities, we or one or more of our subsidiaries could also become subject to investment-adviser or other regulation.

The Initial Fund is being offered in a transaction exempt from registration in reliance on Section 4(a)(2) and Regulation D of the Securities Act of 1933, as amended, and relies on the exemption from registration under the Investment Company Act provided by Section 3(c)(1) therein. The availability of these exemptions depends on compliance with numerous conditions, including that each investor satisfy applicable eligibility requirements, generally, that the investor be an “accredited investor” and a “qualified purchaser” or “knowledgeable employee,” as well as restrictions relating to the manner of offering Fund interests, the number and nature of investors, transfers of Fund interests and the activities of the Funds and their affiliates.

The asset management activities of the Investment Manager and the General Partner may subject them to fiduciary obligations and regulatory requirements and may expose us, through our ownership of them, to related compliance costs, liabilities and reputational risks, including requirements relating to, among other matters:

•	Marketing, advertising and presentation of investment performance;
•	Books and records and regulatory reporting;
•	Custody and safeguarding of assets;
•	Valuation of investments;
•	Allocation of investments, co-investments, fees and expenses;
•	Transactions involving affiliates;
•	Personal trading and political contributions;
•	Receipt and use of material nonpublic information;
•	Anti-money-laundering, sanctions and investor-identification controls;
•	Privacy, cybersecurity and protection of confidential investor information;
•	Pay-to-play restrictions;
•	Employee benefit plan and Employee Retirement Income Security Act of 1974, as amended matters; and
•	Disclosure and management of conflicts of interest.

Compliance with these requirements may require significant expenditures and substantial attention from management and other personnel. The applicable regulatory framework may change, and regulators may interpret existing requirements differently from us. The launch of additional Funds with different structures, investment strategies or investor bases could further increase the complexity and cost of the compliance program.

We, our subsidiaries, the Investment Manager, the General Partner, and their respective directors, officers and employees could be subject to liability for errors of judgment, mistakes of law, breaches of fiduciary duty or other acts or omissions in connection with the management of the Funds. A failure to comply with applicable law, regulation or Fund documents could result in regulatory examinations or investigations, investor claims, litigation, fines, censures, disgorgement, limitations on activities, suspension or loss of registrations, disqualification from managing assets for certain investors, termination of advisory relationships and reputational harm. Any of these consequences could materially and adversely affect our business and our ability to raise and manage investor capital.

Capital we use to seed, warehouse, or support our Funds may be illiquid and expose us to losses, reduce our liquidity, and increase the complexity and volatility of our financial statements.

The General Partner is expected to contribute all or substantially all of the Initial Fund’s initial capital, which may be used to make the Initial Fund’s initial investments and the Initial Fund’s initial expenses. As third-party investors are admitted at subsequent closings, a portion of the General Partner’s funded capital is expected to be returned. To the extent the General Partner or another of our subsidiaries provides such capital, that capital represents our capital and exposes us to the risks described in this risk factor.

We may also determine, or be perceived by investors or counterparties as having an obligation, to provide additional capital or support to a Fund beyond the General Partner’s commitment and any pre-closing seed funding, which could include acquiring or warehousing additional investments, bridging investor capital contributions, making loans, or providing guarantees, indemnities or other financial support. We are under no obligation to provide any such additional support unless we agree to do so, and the nature and extent of any such support have not been determined.

Capital that we fund, directly or through the General Partner or another subsidiary, in or alongside the Funds may be illiquid, long-term in nature and subject to significant valuation uncertainty. There can be no assurance regarding the timing or amount of any return on such capital, we may be required to hold our positions for extended periods, the Funds may perform poorly, and we could lose some or all of the capital we invest. Capital used to fund the General Partner’s commitment or to seed, warehouse or otherwise support the Funds would not be available for our existing operations, debt service, acquisitions or other corporate purposes, which could adversely affect our liquidity and capital resources and may limit our ability to launch additional Funds or pursue other strategic initiatives.

Whether we are required to consolidate the Initial Fund or any other sponsored investment product in our financial statements depends on our economic interests in, decision-making rights over and other relationships with the relevant vehicle. These determinations are complex, require the application of significant judgment and may change over time as our interests in or relationships with a Fund change. If we were required to consolidate a Fund or another sponsored investment product, the reported size and complexity of our balance sheet could increase, we could be required to recognize a Fund’s assets, liabilities, revenues, expenses and noncontrolling interests, and our reported results could become more volatile.

Valuations of private and illiquid investments are subjective and may differ materially from the values ultimately realized.

The Funds may invest in private companies and other assets for which readily observable market prices are unavailable or unreliable. For the Initial Fund, the General Partner will determine the value of the Fund’s assets at least quarterly, and in connection with distributions, in accordance with the Fund’s valuation policies, and the General Partner’s good-faith determinations of value are generally conclusive and binding under the Fund documents. The valuation of these investments requires the application of methodologies, estimates, assumptions and judgments concerning matters such as comparable public companies and transactions, projected financial performance, discount rates, capital structures, market conditions and the probability and timing of future financing, sale or liquidity events.

There is no single standard for determining the fair value of a private or illiquid investment, and different market participants may assign materially different values to the same investment. Information used in a valuation may be incomplete, inaccurate or subsequently revised. The Initial Fund does not intend to commission periodic independent appraisals of its portfolio companies. Even if an administrator, appraisal firm or other third party were engaged to assist with the valuation process, doing so would not eliminate the subjective nature of that process or assure that a reported value will ultimately be realized.

The amount ultimately realized upon the sale or other disposition of an investment may differ materially from its previously reported value. Valuations may affect, in each case to the extent applicable:

•	Reported Fund performance and net asset value;
•	Management fees and carried interest;
•	Allocations among investors;
•	Capital accounts;
•	The admission of investors at subsequent closings;
•	In-kind distributions and other transactions involving Fund assets;
•	Our seed and co-investment balances; and
•	Our financial statements and results of operations.

Investors, auditors or regulators may disagree with the methodologies, assumptions or conclusions used in valuing Fund investments. Valuation errors or disputes could require adjustments to Fund financial statements, reimbursement of fees, changes to carried interest, repayment of previously distributed amounts, changes to our financial statements, litigation or regulatory action. Valuation issues could also impair investor confidence, harm our reputation and make it more difficult to raise additional capital.

Actual, potential or perceived conflicts of interest could adversely affect our Funds, their investors, our business and our reputation.

Our asset management activities will create actual, potential and perceived conflicts among us and our subsidiaries, including the Investment Manager and the General Partner, our and their respective directors, officers and employees, the Funds, other investment vehicles and accounts, portfolio companies, co-investors, Fund investors and our public stockholders. In particular, Anthony Pompliano serves as our Chief Executive Officer and Chairman and is identified in the Initial Fund’s offering materials as the Chairman and Chief Executive Officer of the General Partner, the portfolio manager of the Investment Manager, and the Initial Fund’s key person. Other personnel may likewise have overlapping positions, responsibilities or economic interests and may be required to allocate their time and attention among our existing business, the Funds and other affiliated activities.

Conflicts may arise in connection with, among other matters:

•	The allocation of investment and co-investment opportunities;
•	The allocation of personnel, time and other resources;
•	The allocation of due-diligence, broken-deal, legal, compliance and other expenses;
•	Transactions among Funds, affiliated entities and portfolio companies;
•	Services provided by us or our affiliates to Funds or portfolio companies, and the fees received for those services;
•	Differences in management fees, carried interest and other economic arrangements among Funds;
•	Side letters and preferential rights granted to particular investors;
•	The valuation of investments;
•	The timing and terms of investment purchases, sales and distributions;
•	Continuation vehicles and other transactions that extend an investment’s holding period;
•	Personal investments made by our personnel or their affiliates;
•	The receipt, sharing or use of material nonpublic information;
•	The funding and subsequent return of General Partner or Company capital; and
•	Our responsibilities to public stockholders as compared with the fiduciary or contractual duties owed by the Investment Manager or the General Partner to the Funds and their investors.

Different fee structures and performance-based compensation arrangements may create an incentive to allocate opportunities to Funds or accounts that generate greater fees or carried interest. Carried interest may also create an incentive to cause a Fund to make investments with a higher risk of loss, dispose of investments at a particular time or hold investments for longer than would otherwise be the case. Conversely, investments made with capital provided by us may create incentives that differ from those relating to investments made primarily with third-party capital.

The Investment Manager and the General Partner may establish policies, procedures, information barriers and governance processes designed to identify and mitigate conflicts of interest, and we may seek review by independent directors, advisory committees or other bodies where appropriate. These measures may not identify or adequately address every conflict, and conflicts may not be resolved in favor of us, our public stockholders, a particular Fund or its investors. The duties of our directors and officers to us and our stockholders may differ from, and may conflict with, the fiduciary or contractual duties that the Investment Manager and the General Partner owe to the Funds and their investors. Actual or perceived failures to manage conflicts appropriately could result in investor dissatisfaction, loss of investor capital, adverse publicity, litigation, regulatory investigations or enforcement actions, impair the ability to raise future Funds and damage our reputation.

Our asset management business depends on key personnel and our ability to attract and retain specialized professionals.

The success of our asset management business will depend substantially on the investment judgment, industry knowledge, reputation, relationships and continued service of a limited number of senior professionals, including Mr. Pompliano, who is the Initial Fund’s key person. Investors may commit capital to a Fund in significant part because of the identity, experience and perceived capabilities of particular investment professionals.

The death of Mr. Pompliano, his removal, resignation or withdrawal from specified positions with the Investment Manager or the General Partner, or his inability to perform his advisory duties for a specified period, would constitute a key person event under the Initial Fund’s documents. Upon a key person event, the Initial Fund’s investment period would be suspended, and if the requisite investors do not approve one or more replacement principals or elect to reinstate the investment period within the applicable cure period, the investment period would terminate. A suspension or termination of the investment period would reduce the Initial Fund’s ability to deploy capital and could reduce future management fees and performance-based compensation. More generally, the death, disability, departure, reduced involvement or reputational impairment of a key professional could disrupt the management of existing Funds, impair investment sourcing and decision-making, adversely affect investment performance and make it more difficult to raise additional capital.

We will also need to recruit and retain qualified investment, finance, accounting, valuation, legal, compliance, tax, operations, information-technology and investor-relations professionals. Competition for experienced asset management personnel is significant, and established investment managers may have greater resources or be able to offer more attractive compensation, carried-interest participation, investment opportunities or professional-development opportunities.

The loss of key personnel, an inability to recruit or retain qualified professionals, or a failure to develop and implement effective succession plans could materially and adversely affect the ability to manage the Funds, generate competitive investment returns, maintain investor relationships and grow our asset management business.

Failures in our systems, controls or third-party service providers could disrupt our asset management business and expose us to liability.

Operating an asset management business involves complex operational and financial processes, including investor onboarding, capital calls, cash management, investment and expense allocations, calculation of management fees and carried interest, maintenance of investor capital accounts, portfolio valuation, compliance testing, regulatory filings, investor reporting, tax reporting and administration of side-letter obligations.

Our existing systems, internal controls, policies and personnel may not be adequate to perform or support these functions accurately, consistently and on a timely basis. These risks are heightened by the material weakness in our internal control over financial reporting disclosed in Part I, Item 4 of this Quarterly Report, which relates to inadequate segregation of duties and effective risk assessment and insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles and SEC guidelines. This material weakness exists as of the date of this Quarterly Report and has not been remediated, and our expansion into asset management would add further operational and financial-reporting complexity while this weakness persists. Human error, inadequate segregation of duties, inaccurate or incomplete data, software defects, deficient policies, ineffective supervision, unauthorized transactions, cyber incidents or failures in communications among us and our service providers could result in:

•	Incorrect capital calls or distributions;
•	Errors in the calculation of fees or carried interest;
•	Inaccurate valuations, financial statements or investor reports;
•	Misallocation of investments, income, gains, losses or expenses;
•	Missed regulatory or tax filings;
•	Breaches of Fund documents or side letters;
•	Loss or disclosure of confidential information;
•	Misappropriation or loss of assets; or
•	Violations of applicable law.

We and the Funds expect to rely on third parties to perform significant functions for the Funds and our asset management business. These are expected to include a fund administrator engaged to provide services such as investor onboarding, calculation of management fees and carried interest, accounting, recordkeeping and tax reporting, as well as auditors, tax advisers, counsel, custodians, banks, brokers, data hosts and other providers. We may have limited ability to supervise the day-to-day operations, cybersecurity practices, personnel or financial condition of these providers.

A service provider’s operational error, system outage, cyber incident, failure to comply with law, misuse or loss of confidential information, misappropriation of assets, insolvency or termination of services could disrupt our operations, delay investor reporting or distributions, cause financial loss and expose us to investor claims or regulatory scrutiny. Alternative providers may not be available on acceptable terms or within the time required to avoid disruption. Contractual protections, indemnification rights and insurance may not fully protect us or the Funds from resulting losses.

A failure to develop and maintain systems, controls and third-party oversight commensurate with the size and complexity of our asset management business could materially and adversely affect our operations, financial condition and reputation.

Adverse events involving our Funds, portfolio companies or asset management personnel could damage our reputation and subject us to litigation and other liabilities.

Our reputation will be important to our ability to raise and retain investor capital, recruit personnel, source investment opportunities and maintain relationships with regulators, service providers and other business partners. Poor investment performance, valuation disputes, inaccurate performance or marketing disclosures, investor-reporting failures, conflicts of interest, cybersecurity incidents, regulatory violations, employee or service-provider misconduct, or financial distress or misconduct at a portfolio company could adversely affect perceptions of us and our asset management business.

Because the Funds may use our name, personnel, relationships or other resources, adverse events involving a Fund, its portfolio companies or an affiliated asset management entity may be attributed to us even where we did not directly cause the event or are not legally responsible for the resulting loss. Negative publicity may spread rapidly and could damage our reputation disproportionately to the financial significance of the underlying Fund or event.

We, our personnel, or affiliated entities may be named in litigation, arbitration, regulatory investigations or other proceedings involving the Funds, Fund investors, portfolio companies, co-investors, service providers or counterparties. Our personnel may also serve as directors, managers or observers of portfolio companies, which could expose them and us to claims relating to the conduct or financial condition of those companies.

The Funds may be required to indemnify the Investment Manager, the General Partner and their respective personnel, and we may have separate indemnification obligations to our own directors, officers, employees or affiliates. Because the Investment Manager and the General Partner are our wholly-owned subsidiaries, liabilities incurred by them could adversely affect our financial condition and results of operations, and available Fund indemnification may be unavailable or insufficient. The Funds and their portfolio companies are separate legal entities. Defense costs, settlements, judgments, indemnification obligations, regulatory sanctions and the diversion of management attention could be material to us, whether borne directly, through our subsidiaries or through harm to our management focus or reputation. Available insurance may be subject to exclusions, deductibles and coverage limits and may not cover all resulting losses.

Risks Related to Our Expansion into Exchange-Traded Funds

Our expansion into the exchange-traded fund (“ETF”) business is a new initiative, and the proposed Silvia ETFs may not launch when expected, attract sufficient assets or generate meaningful revenue.

On August 13, 2026, Tidal Trust IV (the “ETF Trust”), a Delaware statutory trust that is not affiliated with the Company, filed a registration statement on Form N-1A with the SEC (File No. 333-285633) with respect to five proposed actively managed ETFs Silvia Anti-Money Printer ETF, Silvia Best Ideas ETF, Silvia Elon ETF, Silvia Bitcoin mNAV Discount ETF, and Silvia Jensen Interview ETF (collectively, the “Silvia ETFs”). The Investment Manager, in its proposed capacity as investment sub-adviser to the Silvia ETFs (the “Sub-Adviser”), is expected to provide portfolio-management services to the Silvia ETFs.

The registration statement remains subject to SEC review and comment and may be amended, delayed or withdrawn. No Silvia ETF may commence operations until the registration statement with respect to that series has become effective, the shares of that series have been approved for listing on a national securities exchange, and the applicable distribution and operational arrangements are in place. The SEC staff may require changes to the names, investment strategies, disclosure or other features of the proposed Silvia ETFs, including under Rule 35d-1 under the Investment Company Act (the “Names Rule”) to the extent applicable to the final fund names and strategies, and there can be no assurance that any Silvia ETF will launch on the anticipated timeline or at all.

Each Silvia ETF must qualify to rely on Rule 6c-11 under the Investment Company Act and satisfy the initial and continued listing requirements of its primary listing exchange. Rule 6c-11 requires, among other things, daily portfolio transparency and written policies and procedures governing the construction and acceptance of baskets. A failure to satisfy Rule 6c-11 or applicable exchange requirements, an inability to provide required portfolio information, or an inability to operate an effective creation and redemption process could delay the launch of a Silvia ETF, result in a trading halt or delisting, increase premiums and discounts to net asset value, or require changes to the fund’s investment strategy.

We have no operating history providing sub-advisory services to registered investment companies. Even if the proposed Silvia ETFs launch, they may fail to attract sufficient assets under management (“AUM”) to be economically viable. The ETF industry is intensely competitive and is dominated by asset managers with substantially greater scale, distribution networks, brand recognition and financial resources, and is characterized by ongoing fee compression. ETFs that do not achieve sufficient scale may be closed, liquidated, or deregistered, and the board of trustees of the ETF Trust (the “Fund Board”) may close or liquidate any Silvia ETF at any time, in accordance with applicable law and the fund’s governing documents. Launch costs, marketing expenses and any expense obligations we agree to bear may exceed the sub-advisory fee revenue generated by the Silvia ETFs for an extended period or indefinitely.

We will depend on the Adviser and other third parties to operate the Silvia ETFs, and our sub-advisory arrangements may be terminated on short notice without penalty.

The Silvia ETFs are expected to operate under a white-label structure in which Tidal Investments LLC (the “Adviser”) serves as investment adviser to the Silvia ETFs and the ETF Trust engages third-party service providers, including a distributor, administrator, custodian and transfer agent, none of which we control or select. The Sub-Adviser is expected to provide portfolio management services to the Silvia ETFs pursuant to sub-advisory agreements with the Adviser and the ETF Trust, subject to the supervision and oversight of the Adviser and the Fund Board. Failure, disruption, insolvency, regulatory issue or termination involving the Adviser, the ETF Trust, or their service providers could disrupt or delay the operations of the Silvia ETFs and adversely affect our ETF business.

Under the Investment Company Act, each sub-advisory agreement must be approved by the Fund Board, including a majority of the trustees who are not interested persons of the ETF Trust, must be approved at least annually after an initial term of up to two years, terminates automatically upon assignment and may be terminated without penalty by the Fund Board or by a vote of a majority of the applicable fund’s outstanding voting securities on not more than 60 days’ written notice. The ETF Trust and the Adviser have received exemptive relief permitting the Adviser, subject to approval by the Fund Board and other conditions, to hire, replace or terminate unaffiliated sub-advisers and materially amend unaffiliated sub-advisory agreements without obtaining the applicable Silvia ETF shareholder approval. Silvia ETF shareholders will be required to receive notice of a change in sub-adviser. Accordingly, the Adviser and the Fund Board may replace the Sub-Adviser without the applicable Silvia ETF shareholder vote, and the loss or non-renewal of the sub-advisory relationship could eliminate anticipated fee revenue.

The Fund Board owes fiduciary duties to the Silvia ETFs and their shareholders, and not to the Company or our stockholders. The Fund Board or the Adviser could decline to renew, terminate or replace the Sub-Adviser, or seek different fee or service arrangements, in each case without our consent or regard to the interests of the Company or its stockholders. The loss, termination or non-renewal of a sub-advisory relationship, or a deterioration in our relationship with the Adviser, could prevent us from earning, or materially reduce, anticipated sub-advisory fee revenue.

Serving as sub-adviser to registered investment companies will require SEC registration of our advisory subsidiary and will subject us to additional regulation.

An investment adviser or sub-adviser to a registered investment company generally must be registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”) and may not rely on the exemptions from registration on which the Investment Manager currently relies in connection with our private fund business. The Investment Manager expects to file Form ADV to register with the SEC, and its registration would need to be effective before it may serve as sub-adviser to the Silvia ETFs. An investment adviser’s registration generally becomes effective within 45 days after it files Form ADV, unless the SEC institutes proceedings to determine whether registration should be denied. Any delay in registration could delay the launch of the Silvia ETFs.

Upon registration, the Sub-Adviser will be subject to applicable requirements of the Advisers Act and to SEC examination authority and potential examinations, including fiduciary obligations, compliance program requirements under Rule 206(4)-7, the marketing rule under Rule 206(4)-1, code of ethics and personal trading requirements, books-and-records requirements, custody-related requirements, and periodic SEC examinations. The Sub-Adviser is not expected to take physical possession of the assets of any Silvia ETF, which are expected to be held by the ETF Trust’s custodian. The Sub-Adviser also expects to perform delegated responsibilities supporting the Silvia ETFs’ compliance with applicable Investment Company Act requirements, including Rule 6c-11 (ETF operations and portfolio transparency), Rule 22e-4 (liquidity risk management), Rule 18f-4 (derivatives), Rule 2a-5 (fair valuation) and the Names Rule, in each case as and to the extent those responsibilities are allocated to it under the sub-advisory agreements. In addition, the compensation received by the Sub-Adviser for its services would be subject to Section 36(b) of the Investment Company Act, which imposes a fiduciary duty with respect to the receipt of compensation and may be enforced through private litigation.

Compliance with these requirements will require additional expenditure and personnel and will expand our regulatory examination and enforcement exposure, and any failure to comply could result in fines, censures, disgorgement, limitations on our activities, suspension or revocation of registration and reputational harm. The material weakness in our internal control over financial reporting described in Part I, Item 4 of this Quarterly Report has not been remediated and may complicate the buildout of the financial-reporting and compliance processes required to support the proposed ETF business.

Registration under the Advisers Act applies at the adviser level and is not limited to the Investment Manager’s activities as Sub-Adviser to the Silvia ETFs. Upon registration, the Investment Manager’s advisory activities with respect to the Funds, including the Initial Fund, will also become subject to the Advisers Act, including the marketing rule, the custody rule, the compliance rule, books-and-records and reporting requirements and SEC examination authority. Compliance with these requirements with respect to our existing private fund business will require additional expenditure and personnel and may require changes to our existing marketing materials, valuation practices, expense allocation practices and fund documentation.

Certain proposed Silvia ETFs reference third-party individuals, companies and publications that have not sponsored or endorsed the funds, which exposes us to intellectual property, right-of-publicity and regulatory risks, including potential forced renaming.

Certain of the proposed Silvia ETFs are expected to be named for, or to employ investment strategies based on public statements by or public information about, third parties, including prominent business executives, the companies they lead, and investment ideas published by Opening Bell Daily, LLC’s (“ the Opening Bell”) Best Ideas Club. Except as described under “Our ETF business presents actual and potential conflicts of interest” below with respect to the license from the Opening Bell, none of the referenced individuals or entities sponsors, endorses, manages or participates in the Silvia ETFs. A license to use content or other intellectual property does not mean that the licensor sponsors or endorses a fund.

These individuals or entities, or persons acting on their behalf, could assert claims based on rights of publicity, trademark, unfair competition, false endorsement or similar theories, object publicly to the funds, or take actions, including changes in their public activities, roles or communications, that impair the relevant fund’s strategy or viability. Defending such claims could be costly regardless of merit, and an adverse outcome, SEC staff comment or third-party objection could require the renaming, restructuring or abandonment of one or more proposed Silvia ETFs.

In addition, strategies that rely on third-party publications or public statements depend on the continued availability, timeliness, continuity and quality of that source material, none of which we control. A cessation, reduction, delay or change in the relevant content, the termination or narrowing of any applicable license, or a dispute regarding permitted use of transcripts, datasets or other materials could force changes to, or the closure of, the affected fund.

Our ETF business presents actual and potential conflicts of interest, including conflicts arising from our Chief Executive Officer’s media activities and ownership interests and from overlapping Bitcoin-related exposures.

Our Chief Executive Officer and Chairman, is a co-founder of, and holds an ownership interest in, the Opening Bell, a financial media publisher, through Inflection Points, Inc. On August 12,2026, the Sub-Adviser entered into a license agreement with the Opening Bell pursuant to which the Sub-Adviser licenses the research service on which the investment universe of the Silvia Best Ideas ETF is based. As the sole consideration for the license, Sub Adviser will pay the Opening Bell an annual rate of 0.02% of the average daily net assets of the Silvia Best Ideas ETF (“Royalty”). The Royalty shall accrue only with respect to periods during which this Agreement is in effect and the Silvia Best Ideas ETF is operational. The license was reviewed and approved by the Audit Committee in accordance with our related person transaction policy. Our Chief Executive Officer and Chairman does not receive any economic benefit from the license other than indirectly through his ownership interest in Opening Bell.

This arrangement creates actual and potential conflicts of interest, including with respect to the editorial independence of the underlying publication and the possibility that our Chief Executive Officer’s media activities could be attributed to, or perceived as promoting, the proposed Silvia ETFs. In addition, the license arrangement and the operation and marketing of the Silvia Best Ideas ETF may increase the visibility of, and lead to an increase in paid subscriptions to, the Opening Bell’s publications, which could provide indirect benefits to our Chief Executive Officer through his ownership interests that are not reflected in the Royalty.

Our Chief Executive Officer regularly makes public statements about markets, digital assets and individual companies through media channels, and one or more Silvia ETFs may hold, purchase or sell securities of companies that are the subject of those statements. An investment adviser that publicly recommends a security in which it or its clients hold a position, or in which it intends to transact, without adequate disclosure may violate the anti-fraud provisions of the Advisers Act. Coordinating the timing and content of our Chief Executive Officer’s public commentary with the trading activity of the Silvia ETFs, the Funds and our own treasury operations will require policies, information barriers and pre-clearance procedures that we have not previously been required to maintain. Any failure of those procedures, or any allegation that our Chief Executive Officer’s commentary was used to influence the price of a security held by a Silvia ETF, by a Fund or by us, could result in SEC enforcement action, private litigation, termination of the sub-advisory agreements and substantial reputational harm.

In addition, we hold Bitcoin as a long-term treasury reserve asset, the Investment Manager advises the Funds and, through the Silvia ETFs, the Sub-Adviser expects to provide sub-advisory services to registered funds that may invest in Bitcoin-related equities, including investing in other bitcoin treasury companies. Investment Company Act restrictions may prohibit one or more Silvia ETFs from investing in our securities or securities of certain other entities affiliated with us or the Sub-Adviser, including the Silvia Bitcoin mNAV Discount ETF and any other Silvia ETF that invests in bitcoin treasury companies. As a result, such securities may be excluded from the eligible investment universe of the applicable Silvia ETF even if they otherwise satisfy its investment criteria, which could cause that fund’s portfolio to differ from the portfolio that its stated methodology or investment process would otherwise produce. Those restrictions may also limit the investment universe otherwise available to a Silvia ETF, including with respect to other bitcoin treasury companies that are affiliated with us, and may cause a fund’s portfolio to differ from the portfolio its stated methodology would otherwise produce. Notwithstanding those restrictions, our corporate treasury activities, the Funds and the Silvia ETFs may transact in the same or related issuers, instruments or Bitcoin-related exposures, creating conflicts relating to the allocation of investment opportunities, the timing of transactions and the use and control of material nonpublic information. Our policies and procedures may not identify or mitigate every conflict, and actual or perceived failures to manage these conflicts could result in regulatory scrutiny or action, litigation, investor outflows or redemptions and reputational harm.

Revenues from our ETF business will depend on AUM and fee rates, will fluctuate with market prices, including the price of Bitcoin, and may increase the correlation of our results to digital asset markets.

Any sub-advisory fees we earn are expected to be calculated as a percentage of the average daily net assets of each Silvia ETF’s AUM and paid out of the Adviser’s unitary management fee. The Company would not receive sub-advisory fees directly; those economics would be earned by the Investment Manager, our wholly-owned subsidiary, and would be reflected in our consolidated results. AUM, and therefore our fee revenue, will fluctuate with market prices, investment performance and creations and redemptions of fund shares, and could decline rapidly during market downturns.

Several of the proposed Silvia ETFs are expected to have substantial exposure to Bitcoin-related equities or other volatile assets. Because we also hold Bitcoin directly as a treasury reserve asset, a decline in the price of Bitcoin could simultaneously reduce the fair value of our digital asset holdings, the AUM and related fee revenue of the Silvia ETFs and demand for our other products, compounding the effect of digital asset market volatility on our results of operations. Poor investment performance by any Silvia ETF could also cause outflows, damage the Silvia brand across our consumer platform and other business lines and impair our ability to launch future products. A registered fund is generally required to have a net worth of at least $100,000 before it may make a public offering of its shares, and each Silvia ETF will therefore require seed capital. We anticipate that third parties will provide seed capital for each Silvia ETF, however, we or our affiliates may provide seed capital to the Silvia ETFs. Any seed capital we provide will be exposed to the relevant fund’s investment performance, may be illiquid, will not be available for our existing operations or other corporate purposes, and could require us to consolidate the fund in our financial statements for so long as our ownership remains controlling, which would increase the reported size, complexity and volatility of our balance sheet and results of operations.

The proposed Silvia ETFs are expected to employ novel and complex investment strategies, which increase operational, valuation, liquidity and compliance risks for which the Sub-Adviser may be responsible.

The proposed Silvia ETFs are expected to employ novel, actively managed strategies, each of which presents the strategy-specific risks described below. These strategies collectively present heightened risks relating to the valuation of illiquid or hard-to-value assets, compliance with the Investment Company Act limits on illiquid investments and each fund’s liquidity risk management program, derivatives risk management and counterparty exposure, methodology design and execution errors, and market-price deviations from net asset value and impaired arbitrage in fund shares. In addition, each proposed Silvia ETF is expected to be non-diversified, which means that the underperformance of a small number of positions could disproportionately reduce a fund’s AUM and our related fee revenue. The nature and allocation of valuation, liquidity, derivatives and compliance responsibilities will depend on the final governing agreements and applicable fund policies.

Operational, trading or valuation errors or compliance failures by the Sub-Adviser could result in reimbursement obligations, regulatory sanctions, litigation, termination of the sub-advisory agreements and reputational harm, and we may incur liabilities that are not covered by indemnification or insurance. The Sub-Adviser will owe fiduciary duties to the Silvia ETFs under the Advisers Act, and its compensation arrangements may be subject to claims under Section 36(b) of the Investment Company Act, in each case as applicable.

The proposed Silvia Anti-Money Printer ETF’s multi-theme strategy exposes the fund, and our related fee revenue, to risks specific to each of its investment categories, including reputational and distribution risks associated with the firearms industry.

The proposed Silvia Anti-Money Printer ETF is expected to allocate its assets among four investment sleeves, including productive land, firearms and ammunition, Bitcoin miners, Bitcoin exchange-traded products, Bitcoin exposure, gold exchange-traded products, gold miners and gold exposure. Each sleeve presents distinct risks, and the fund’s allocations among sleeves may vary over time. The fund is expected to obtain exposure to these sleeves through securities and other instruments permitted for a registered investment company rather than through direct ownership of the underlying assets. Land-related issuers, including REITs and royalty companies, are sensitive to interest rates, commodity and land prices and real estate market conditions, and any investment in publicly traded partnerships would present additional tax and liquidity considerations. Issuers and instruments providing Bitcoin-related exposure are subject to the digital asset market risks described elsewhere in this Item 1A, and gold-related issuers and instruments are sensitive to gold prices, production costs and operational and geopolitical developments.

The fund’s firearms and ammunition exposure also presents risks to us. Firearms and ammunition manufacturers, suppliers and retailers are subject to extensive and changing federal, state and local regulation, litigation risk and significant political and social controversy. In addition, certain broker-dealers, distribution platforms, model-portfolio providers and institutional investors restrict or decline to offer, recommend or hold funds with firearms exposure, and the fund may become subject to similar restrictions. Restrictions of that kind could limit the fund’s distribution and reduce its AUM, and the fund’s association with the firearms industry could subject the Silvia brand, our consumer platform and our other business lines to negative publicity, boycotts or the loss of commercial relationships, whether or not the fund itself performs as intended.

The proposed Silvia Best Ideas ETF’s investment universe is defined by a single third-party research publication, and the fund invests in ideas only after they have been publicly disseminated.

The proposed Silvia Best Ideas ETF is expected to select investments from single-stock ideas published in the Best Ideas Club, a subscription research service of the Opening Bell, pursuant to the license arrangement described under “Our ETF business presents actual and potential conflicts of interest” above. The fund’s investment universe would therefore depend on the volume, quality and continuity of ideas published by a single publication that we do not control. If the Best Ideas Club publishes fewer ideas, changes its format or editorial approach, or ceases publication, or if the applicable license is terminated or narrowed, the fund may be unable to implement its strategy and may be required to change its strategy or close.

In addition, because investment ideas are published to the Best Ideas Club’s subscribers before the fund is able to trade, market prices may already reflect the published idea by the time the fund establishes a position, and other market participants may trade ahead of, alongside or against the fund. The investors whose ideas are featured owe no duty to the fund, may hold economic interests or hedges that differ from their published views, and may exit or reverse a position without timely public disclosure. The fund’s general 12-month target holding period may also cause it to continue to hold positions after the originating thesis is no longer current. Underperformance attributable to these features could cause outflows or the closure of the fund and, because of our Chief Executive Officer’s ownership interest in the Opening Bell, could attract disproportionate scrutiny of the related license arrangement and of our management of the associated conflicts of interest.

The proposed Silvia Bitcoin mNAV Discount ETF’s methodology may not identify undervalued issuers, and its investable universe is limited, concentrated and composed of smaller, less liquid issuers.

The proposed Silvia Bitcoin mNAV Discount ETF is expected to invest in Bitcoin treasury companies whose fully diluted market capitalization is below the value of their Bitcoin holdings, based on a market-to-net-asset-value methodology. A discount of this kind describes a mathematical relationship and does not mean that an issuer’s securities are undervalued or that they will appreciate. Discounts may persist or widen for extended periods, including because of an issuer’s leverage, capital structure, governance, operating losses or limited liquidity, and issuers trading at a discount may continue to underperform notwithstanding the methodology’s screening criteria.

The fund’s eligibility thresholds are expected to permit investment in small- and micro-capitalization issuers with limited trading volume, which present heightened volatility, liquidity and transaction cost risks, and the universe of eligible Bitcoin treasury companies is limited and may contract as a result of acquisitions, delistings, changes in issuer treasury strategies or a broader loss of investor interest in the Bitcoin treasury company model. The fund’s mandatory removal triggers may require sales at disadvantageous times or prices, and the fund is expected to have a high portfolio turnover rate, which increases transaction costs. In addition, because we have adopted a Bitcoin treasury strategy and hold Bitcoin as a long-term treasury reserve asset, underperformance of the fund or adverse developments affecting Bitcoin treasury companies generally could be perceived as reflecting on the viability of our own Bitcoin treasury strategy, compounding the reputational and financial effects on the Company beyond the loss of fee revenue.

The proposed Silvia Elon ETF concentrates its exposure in companies associated with a single individual and may hold private investments and derivatives that present valuation, liquidity and counterparty risks.

The proposed Silvia Elon ETF is expected to concentrate its exposure in companies founded, managed or controlled by a single individual, Elon Musk, the Chief Executive Officer of Space Exploration Technologies Corp. The values of these companies may be highly correlated, and developments involving Mr. Musk, including death, incapacity, litigation, regulatory action, reputational events or changes in his roles, holdings or public activities, could cause simultaneous declines across the fund’s portfolio. In addition, a change in Mr. Musk’s relationship with an issuer could cause the issuer to cease to satisfy the fund’s qualification criteria, requiring the fund to dispose of, or terminate derivatives referencing, the position at disadvantageous times or prices. The fund also may obtain exposure through total return swaps and other derivatives, which present counterparty credit risk and may require the fund to hold significant cash and cash equivalents as collateral, which may create a drag on performance.

Because a Silvia ETF may hold privately held companies and related instruments in an amount approaching the 15% limit on illiquid investments imposed by Rule 22e-4 under the Investment Company Act, changes in the value of the fund’s liquid holdings, redemption activity or a reclassification of an investment’s liquidity could cause the fund to exceed that limit without any purchase by the Sub-Adviser. Exceeding the limit would require reporting to the Fund Board and to the SEC and could require the fund to dispose of investments at disadvantageous prices, and repeated or prolonged breaches could result in regulatory action against, or termination of, the Sub-Adviser. In addition, investments in privately held companies and special purpose vehicles may also be subject to contractual restrictions on transfer or disclosure, may not be eligible to be transferred in-kind in connection with creations or redemptions, and may require the relevant ETF to use cash transactions. These features could increase transaction costs, taxable gains, valuation uncertainty and dilution and could impair the arbitrage mechanism for the ETF’s shares. Investments through special purpose vehicles may also expose the ETF to additional fees and expenses and may provide the ETF with fewer voting, information, governance or other rights than it would have if it held the underlying investment directly.

Privately held investments are also hard to value, and the Sub-Adviser’s valuation-related responsibilities with respect to these investments present a heightened risk of valuation errors, which could result in reimbursement obligations, regulatory action or litigation for which we may be responsible.

The proposed Silvia Jensen Interview ETF’s investment process depends on the continued availability, and the Sub-Adviser’s interpretation, of public statements by a single executive.

The proposed Silvia Jensen Interview ETF is expected to select investments based on the Sub-Adviser’s analysis of a corpus of broadly disseminated public statements by a single executive, Jensen Huang, the Chief Executive Officer of NVIDIA, during rolling monthly periods. The strategy depends on the continued volume, frequency and substance of Mr. Jensen’s public commentary, none of which we control. If Mr. Jensen reduces or ceases public commentary, changes roles, or becomes subject to restrictions on his public statements, the corpus may contain few or no qualifying statements, the fund’s portfolio may become less representative of its stated strategy, and the fund may be required to change its strategy or close.

The Sub-Adviser will exercise judgment in determining whether a public statement reflects an investment view relevant to the fund and whether, when and to what extent to implement that view. The Sub-Adviser is not required to purchase or sell a security solely because Mr. Jensen has made a statement concerning the security, its issuer or a related investment. Public statements may be ambiguous, incomplete, hypothetical, humorous, subsequently edited, deleted, clarified or withdrawn, and the Sub-Adviser may interpret a statement differently from other market participants. Errors or delays in identifying, transcribing, attributing or interpreting public statements, including because of third-party data, social-media or technology failures, could cause the fund to make investment decisions that differ from those that would have been made if complete and accurate information had been available.

In addition, the fund is expected to concentrate in semiconductor, artificial intelligence infrastructure and related sectors, the values of which may be highly correlated with one another and with developments affecting a small number of large technology companies. A downturn in these sectors, or execution errors in the corpus methodology, could reduce the fund’s AUM and our related fee revenue and expose the Sub-Adviser to claims relating to the design or implementation of the fund’s investment process.

Our ETF business will depend on a limited number of investment professionals who also support our other businesses.

Mr. Pompliano is expected to be identified in the registration statement as the portfolio manager of the Silvia ETFs. He is expected to be responsible for the Silvia ETFs, the Funds and our corporate treasury activities, and Mr. Pompliano also serves as our Chief Executive Officer and Chairman and as the Initial Fund’s key person. Managing registered investment companies requires daily portfolio management, trading, liquidity classification, valuation and compliance testing, and the addition of five registered portfolios will substantially increase the demands on this professional.

Competition for experienced personnel qualified to manage registered funds is significant, and we may be unable to recruit or retain the investment, compliance, operations and valuation professionals the ETF business will require. The departure, incapacity or reduced availability of any of these professionals, or a determination by the Adviser or the Fund Board that our resources are insufficient to support the Silvia ETFs, could result in the termination or non-renewal of the sub-advisory agreements, and could simultaneously disrupt the Funds, our corporate treasury activities and our other business lines.

Adverse developments involving the Silvia ETFs could damage our brand and other business lines even where we are not responsible for the underlying event.

The proposed Silvia ETFs are expected to use the Silvia name, which is central to our consumer platform. Poor performance, fund closures, regulatory matters, litigation, disputes involving referenced third parties or negative publicity involving any Silvia ETF, the ETF Trust, the Adviser or their service providers may be attributed to us even if we did not cause the event or are not legally responsible for the resulting loss, and could damage our reputation, our consumer platform, our asset management business and our ability to raise capital, in each case disproportionately to the financial significance of the underlying event.

This Quarterly Report is not an offer to sell or the solicitation of an offer to buy shares of any Silvia ETF, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful. Any offering of shares of a Silvia ETF will be made only by means of a prospectus. We are not the issuer of, and do not offer, shares of any Silvia ETF.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)

April 1, 2026 to April 30, 2026	-	$-	-	$89.20
May 1, 2026 to May 31, 2026	2,000,000	$1.93	2,000,000	$85.34
June 1, 2026 to June 30, 2026	570,974	$1.57	570,974	$84.44
Total	2,570,974	$1.85	2,570,974

(1)	Includes commissions.
(2)	On December 9, 2025, the Board of Directors of the Company approved the $100 million 2025 Repurchase Program. The 2025 Repurchase Program has no expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated as of June 23, 2025, by and among CCCM, the Company, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
2.2	First Amendment to the Business Combination Agreement, dated as of July 28, 2025, by and among CCCM, the Company, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on July 28, 2025).
2.3†#	Agreement and Plan of Merger, dated as of February 9, 2026, by and among the Company, Silvia Merger Sub, Inc., CFO Silvia, Inc., Inflection Points Inc., Shain Noor, and Shain Noor as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
4.1	Warrant Agreement, dated May 15, 2025, by and between CCCM and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on May 20, 2025).
4.2	Warrant Assignment, Assumption and Amendment Agreement, dated December 5, 2025, by and among Continental Stock Transfer & Trust Company, as Public Warrant Agent, CCCM and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
10.1+	Amendment to the ProCap Financial, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed with the SEC on May 18, 2026).
10.2†	Employment Agreement, dated as of April 3, 2026, by and between ProCap Financial, Inc. and Shain Noor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2026).
10.3†	Form of Lock-Up Agreement, dated as of April 6, 2026, by and between ProCap Financial, Inc. and each of the Sellers and SAFE Holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 9, 2026).
10.4†+	Non-Competition and Non-Solicitation Agreement, dated as of April 6, 2026, by and between ProCap Financial, Inc. and Shain Noor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2026).
10.5	Registration Rights Agreement, dated as of April 6, 2026, by and among ProCap Financial, Inc. and the equityholders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2026).
10.6	Form of SAFE Termination Agreement, dated as of April 6, 2026, by and among ProCap Financial, Inc., CFO Silvia, Inc., and each SAFE Holder party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 9, 2026)
10.7+	Separation Agreement and General Release, dated April 3, 2026, by and between ProCap Financial, Inc. and Jeff Park (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+ Indicates management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

# Indicates certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K Item 601(b)(2) or (10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROCAP FINANCIAL, INC.

Dated: August 13, 2026	By:	/s/ Anthony Pompliano
	Name:	Anthony Pompliano
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Renae Cormier
	Name:	Renae Cormier
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

