Form 10-Q
period 2026-09-30
Silvia, Inc.
filed 2026-11-13
CIK 2076163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42995

SILVIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-2767031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Lexington Avenue, Floor 2 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(305) 938-0912

(Registrant’s telephone number, including area code)

ProCap Financial, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SVIA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	SVIAW	The Nasdaq Stock Market LLC

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

As of November 10, 2026, there were 75,402,395 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

SILVIA, INC.

TABLE OF CONTENTS

PAGE

PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from June 10, 2025 (Inception) through September 30, 2025 (unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and for the Period from June 10, 2025 (Inception) through September 30, 2025 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 10, 2025 (Inception) through September 30, 2025 (unaudited)	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37
PART II. OTHER INFORMATION	38
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	40
SIGNATURES	41

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SILVIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$6,986	$44,976
Restricted cash	-	149,885
Prepaid expenses and other current assets	1,085	2,166
Total current assets	8,071	197,027
Digital assets, non-current	420,680	441,791
Right-of-use asset	893	-
Fixed assets, net	290	52
Intangible assets, net	12,101	-
Goodwill	13,573	-
Investments held by consolidated investment companies	3,750	-
Other non-current assets	10	16
Total Assets	$459,368	$638,886

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,927	$1,831
Conversion feature liability - convertible notes	23	-
Convertible notes, net	93,015	-
Other current liabilities	504	429
Total current liabilities	95,469	2,260
Conversion feature liability - convertible notes	-	2,278
Convertible notes, net	-	214,172
Deferred tax liabilities	531	-
Lease liability, non-current	660	-
Total long-term liabilities	1,191	216,450

Total liabilities	$96,660	$218,710

Stockholders’ Equity
Preferred stock;$0.001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock; $0.001 par value; 550,000,000 authorized shares; 95,242,243 shares issued and 81,006,288 shares outstanding as of September 30, 2026, 85,166,604 shares issued and 84,327,208 shares outstanding as of December 31, 2025	95	85
Treasury stock, at cost; 14,235,955 shares and 839,396 shares as of September 30, 2026 and December 31, 2025, respectively	(41,583)	(2,847)
Additional paid-in capital	483,124	451,914
Accumulated deficit	(78,928)	(28,976)
Total stockholders’ equity	362,708	420,176
Total liabilities and stockholders’ equity	$459,368	$638,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data, unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Period from June 10, 2025 (Inception) through
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenue	$135	$77	$173	$77

Operating Expenses
Cost of revenue (exclusive of depreciation and amortization)	488	—	489	—
General and administrative	4,838	4,325	19,144	4,333
Depreciation and amortization	958	—	2,207	—
Stock-based compensation	3,745	—	11,008	—
Total Operating Expenses	10,029	4,325	32,848	4,333
Operating Loss	(9,894)	(4,248)	(32,675)	(4,256)

Other Income (expense)
Unrealized gain (loss) on digital assets	137,177	34,608	(17,652)	48,904
Realized loss on digital assets	(3,485)	—	(6,161)	—
Change in fair value of convertible notes conversion feature	—	—	946	—
Realized loss on put option liability	—	—	(914)	—
Gain on extinguishment of debt	—	—	5,933	—
Interest and dividend income	88	—	959	—
Interest expense	(759)	—	(2,619)	—
Change in fair value of derivative liability	—	45,452	—	55,782
Other income (expenses), net	133,021	80,060	(19,508)	104,686

Net Income (Loss) Before Taxes	$123,127	$75,812	$(52,183)	$100,430

Income tax expense (benefit)	273	—	(2,231)	—

Net Income (Loss)	$122,854	$75,812	$(49,952)	$100,430

Weighted average number of shares of common stock outstanding, basic	87,152,178	10,000,000	86,497,336	8,849,558
Net income (loss) per common stock, basic	$1.41	7.58	(0.58)	11.35

Weighted average number of shares of common stock outstanding, diluted	95,252,416	74,562,500	86,497,336	65,984,513
Net income (loss) per common stock, diluted	$1.30	0.41	(0.58)	0.68

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share data, unaudited)

Three Months Ended September 30, 2026

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of June 30, 2026	—	$—	94,651,912	$94	(6,077,426)	$(15,600)	$480,082	$(201,782)	$262,794
Stock-based compensation	—	—	—	—	—	—	3,745	—	3,745
Issuance of restricted stock, net of tax	—	—	590,331	1	—	—	(703)	—	(702)
Purchase of treasury stock	—	—	—	—	(8,158,529)	(25,983)	—	—	(25,983)
Net income	—	—	—	—	—	—	—	122,854	122,854
Balance as of September 30, 2026	—	$—	95,242,243	$95	(14,235,955)	$(41,583)	$483,124	$(78,928)	$362,708

Nine Months Ended September 30, 2026

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2025	—	$—	85,166,604	$85	(839,396)	$(2,847)	451,914	$(28,976)	$420,176
Stock-based compensation	—	—	—	—	—	—	11,008	—	11,008
Issuance of restricted stock, net of tax	—	—	1,658,688	2	—	—	(1,715)		(1,713)
Purchase of treasury stock	—	—	—	—	(13,396,559)	(38,736)		—	(38,736)
Shares issued on acquisition of Silvia	—	—	8,416,951	8			21,917	—	21,925
Net loss	—	—	—	—	—	—	—	(49,952)	(49,952)
Balance as of September 30, 2026	—	$—	95,242,243	$95	(14,235,955)	$(41,583)	483,124	$(78,928)	$362,708

Three Months Ended September 30, 2025

	Preferred Stock		Common Stock		Treasury Stock		Retained Earnings (Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Deficit)	Equity

Balance, June 30, 2025	51,650,000	$460,202	10,000,000	$—	—	$—	$24,618	$484,820
Net Income	—	—	—	—	—	—	75,812	75,812
Balance as of September 30, 2025	51,650,000	$460,202	10,000,000	$—	—	$—	$100,430	$560,632

For the period from June 10, 2025 (inception) to September 30, 2025

	Preferred Stock		Common Stock		Treasury Stock		Retained Earnings (Accumulated	Total Stockholders’
	Units	Amount	Units	Amount	Shares	Amount	Deficit)	Equity

Balance, June 10, 2025 (inception)	—	$—	—	$—	—	$—	$—	$—
Issuance of common units pursuant to the Investment Consulting and Marketing Services Agreement	—	—	10,000,000	—	—	—	—	—
Issuance of preferred units	50,800,000	451,702	—	—	—	—	—	451,702
Issuance of preferred units, related party	850,000	8,500	—	—	—	—	—	8,500
Net Income	—	—	—	—	—	—	100,430	100,430
Balance as of September 30, 2025	51,650,000	$460,202	10,000,000	$—	—	$—	$100,430	$560,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended	Period from June 10, 2025 (Inception) through
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net (loss) income	$(49,952)	$100,430
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized loss (gain) on digital assets	17,652	(48,904)
Gain on extinguishment of debt	(5,933)
Stock based compensation	11,008	-
Depreciation and amortization expenses	2,207	-
Amortization of discount and debt issuance costs on Convertible Notes	2,619	-
Realized loss on digital assets	6,161	-
Change in fair value of derivative liability	—	(55,782)
Realized loss on put option liability	914	-
Change in fair value of convertible notes conversion feature	(946)	-
Amortization of right-of-use asset	180	-
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	(1,055)	3,635
Prepaid expenses and other current assets	1,097	(95)
Other non-current assets	14	-
Deferred tax liabilities	(2,231)	-
Due to related party	—	12
Lease liability	(413)	-
Net cash used in operating activities	(18,678)	(704)

Cash flows from investing activities:
Purchases of digital assets	(35,953)	(476,000)
Sales of digital assets	33,251	-
Acquisition of CFO Silvia, net of cash acquired	(1,327)	-
Purchases of investments by consolidated investment companies	(3,750)	-
Acquisition of domain name rights	(160)	-
Purchases of fixed assets	(315)	(8)
Net cash used in investing activities	(8,254)	(476,008)
Cash flows from financing activities:
Proceeds from promissory note, related party	—	712
Payments of Convertible Notes	(119,152)	—
Purchase of treasury stock	(38,736)	-
Purchase of derivative securities	(1,653)	-
Taxes paid on RSU vesting	(1,713)	-
Settlement of derivative securities	(578)	-
Proceeds from derivative securities	889	-
Proceeds from sale of preferred units	—	476,000
Net cash (used in) provided by financing activities	(160,943)	476,712

Net decrease in cash and cash equivalents	(187,875)	—
Cash, cash equivalents, and restricted cash, beginning of period	194,861	—
Cash and cash equivalents, end of period	$6,986	$—

Non-cash investing and financing activities:
Common stock issued as consideration for CFO Silvia Acquisition	$(15,992)	$-
Share-settled earnout consideration for CFO Silvia Acquisition	$(5,933)	$-
Contribution of digital assets for preferred units	$-	$32,000
Contribution of digital assets for preferred units, related party	$-	$8,500
Initial recognition of conversion feature liability	$-	$56,299
Conversion of due to related party to a promissory note, related party	$-	$12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

On September 22, 2026, ProCap Financial, Inc., a Delaware corporation, changed its name to Silvia, Inc. (the “Company”, and together with its subsidiaries, “Silvia”, “we”, or “us”). Silvia is a U.S.-based modern finance company founded in 2025. Our mission is to help independent investors make money. Historically, our operations included investor-focused media, educational content and strategic investments designed to support independent investors through digital platforms and other content offerings. In addition, we believe that advances in artificial intelligence (“AI”) and automation have the potential to transform financial analysis, investment research and investor decision support. Our strategy is centered on developing scalable technology platforms, expanding our proprietary data and analytical capabilities, and pursuing strategic opportunities that enhance our products, services and long-term growth prospects. Through a combination of internal development initiatives and strategic acquisitions, we seek to provide technology-enabled solutions designed to improve the accessibility, efficiency and quality of financial information and analysis available to investors. We also have adopted a Bitcoin treasury strategy and intend to hold Bitcoin as a treasury reserve asset. Our business is built upon a foundational belief that Bitcoin represents a superior long-term store of value and a viable alternative to traditional fiat-based reserve assets, and we believe that Bitcoin will play an increasingly important role as a reserve asset for individuals, corporations and governments worldwide.

On June 23, 2025, the Company, Columbus Circle Capital Corp I, a Cayman Islands exempted company (“CCCM”), Crius SPAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“SPAC Merger Sub”), Crius Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Company Merger Sub”), ProCap BTC, LLC, a Delaware limited liability company (“Legacy ProCap”), and Inflection Points Inc d/b/a Professional Capital Management, a Delaware corporation (“Inflection Points”), entered into a business combination agreement (and as may be further amended, restated or otherwise modified from time to time, the “Business Combination Agreement” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On July 28, 2025, the parties to the Business Combination Agreement entered into the First Amendment to the Business Combination Agreement, which amended the Business Combination Agreement to provide, among other things, that 15% of the adjustment shares, which were originally to be delivered to the holders of common units of Legacy ProCap, would be reallocated to non-redeeming public shareholders. On December 5, 2025 (the “Closing”), as contemplated by the Business Combination Agreement, the Company consummated the Business Combination, pursuant to which: (i) SPAC Merger Sub merged with and into CCCM, with CCCM continuing as the surviving entity (the “SPAC Merger”) and (ii) Company Merger Sub merged with and into Legacy ProCap, with Legacy ProCap continuing as the surviving company (the “Company Merger”). As a result, the historical financial statements of Legacy ProCap became the historical financial statements of the Company. Accordingly, the comparative financial information presented for periods prior to the transaction, including the period from June 10, 2025 (inception) through September 30, 2025, reflects the historical results of Legacy ProCap.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (i) at least one business day prior to the Closing, CCCM de-registered from the Register of Companies in the Cayman Islands by way of continuation and re-registered in the State of Delaware so as to become a Delaware corporation, and (ii) upon the Closing, (x) in connection with the SPAC Merger, each outstanding share of common stock of CCCM immediately prior to the effective time of the SPAC Merger was automatically cancelled in exchange for the right to receive shares of common stock, par value $0.001 per share, of the Company (“Common Stock”), and each holder of a warrant of CCCM received a warrant to purchase one share of Common Stock (each, a “Warrant”), and (y) in connection with the Company Merger, the members of Legacy ProCap received, in exchange for their membership interests in Legacy ProCap, shares of Common Stock. As a result of the Business Combination, CCCM and Legacy ProCap became wholly-owned subsidiaries of the Company, and the Company became a publicly traded company, all in accordance with applicable law and upon the terms and subject to the conditions set forth in the Business Combination Agreement. The rights of holders of our Common Stock and Warrants are governed by our Second Amended and Restated Certificate of Incorporation, our Second Amended and Restated Bylaws, and the Delaware General Corporation Law.

During 2026, we expanded our AI-focused initiatives through the launch of Silvia Insights, an AI-driven research product designed to provide investors with market intelligence and investment research, and the acquisition of CFO Silvia, Inc. (“CFO Silvia” and such acquisition, the “CFO Silvia Acquisition”), a consumer-focused financial technology platform that utilizes AI to aggregate and analyze financial information. During the quarter ended June 30, 2026, we further expanded our business to include asset management through the launch of Silvia Innovation Fund I, LP, a Delaware limited partnership (the “Initial Fund” and, together with any other private funds, alternative investment vehicles or co-investment vehicles that we or our subsidiaries sponsor, advise or manage, the “Funds”), and, on August 13, 2026, an unaffiliated third-party trust filed a registration statement with respect to five proposed exchange-traded funds for which one of our subsidiaries is proposed to serve as investment sub-adviser. In August 2026, the Company launched Silvia SPV, LP (the “SPV Fund”), a special purpose investment vehicle advised by the Company’s investment manager, ProCap Investment Advisers, LLC, a Delaware limited liability company which is wholly-owned subsidiary of the Company. As further disclosed in Note 2, the Company has determined that the Initial Fund and the SPV Fund are variable interest entities (“VIEs”) and consolidates each fund as its primary beneficiary. The SPV Fund was formed to invest in privately held companies and other strategic investment opportunities that align with the Company’s focus on financial technology and innovation. As of September 30, 2026, the SPV Fund had committed approximately $11.0 million to three privately held companies. The Company initially funded $3.0 million of such commitments and expects to earn management fees and other fund-related revenues as the SPV Fund’s operations continue. In addition, the Initial Fund had approximately $0.3 million of unfunded investment commitments as of September 30, 2026.

The Company’s results of operations for the three and nine months ended September 30, 2026 reflect continued investment in the development of its AI-enabled financial technology platform, strategic investments, Bitcoin holdings and the acquisition and integration of CFO Silvia.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all information and disclosures required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included.

The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Silvia, Inc., the Company’s wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. All intercompany transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates include the fair values of the assets acquired and liabilities assumed in the CFO Silvia Acquisition, including acquired identifiable intangible assets and their estimated useful lives, the fair value of the contingent consideration issuable under the share-settled earnout arrangement, valuations of the conversion feature liability associated with the convertible notes issued by the Company in connection with the Business Combination (the “Convertible Notes”), and the valuations of share-based awards. Accordingly, the actual results could differ significantly from those estimates.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of approximately $7.0 million and working capital deficit of approximately $(87.4) million. The working capital deficit resulted primarily from the Convertible Notes that can, at the option of the holders, be repurchased for cash on June 5, 2027 (see further in Note 7). The Company believes it has sufficient resources to meet this potential obligation, primarily through its holding of Bitcoin.

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

Investments Held by Consolidated Investment Companies

Through its wholly-owned subsidiaries, the Company serves as the general partner and investment manager of the Initial Fund and the SPV Fund (collectively, the “Consolidated Investment Companies”). The Company evaluated each entity under the VIE model and determined that each is a VIE because the limited partners, as a group, do not have substantive rights to remove the general partner without cause or to participate in significant decisions. The Company is the primary beneficiary of each because (i) its wholly-owned general partner and investment manager subsidiaries have the power to direct the activities that most significantly impact each entity’s economic performance, principally investment and disposition decisions, and (ii) the Company’s variable interests, consisting of its general partner interest, management fees and carried interest, could potentially be significant to each entity. The Company reassesses its conclusion upon reconsideration events, including amendments to the governing documents or changes in the rights held by limited partners. Accordingly, the Company consolidates the Consolidated Investment Companies.

Each Consolidated Investment Company qualifies as an investment company under ASC 946, Financial Services — Investment Companies, and the Company retains this specialized accounting in consolidation. As a result, investments held by the Consolidated Investment Companies are measured at fair value on a recurring basis, with changes in fair value recognized in other income (expense), net, in the unaudited condensed consolidated statements of operations.

No unrealized gains or losses were recognized on these investments for the three and nine months ended September 30, 2026. See Note 8, Fair Value Measurements, for additional information.

As of September 30, 2026, no capital had been called from third-party limited partners of the Consolidated Investment Companies. Accordingly, no noncontrolling interests related to the Consolidated Investment Companies have been recognized. The Company’s maximum exposure to loss as a result of its involvement with the Consolidated Investment Companies is limited to the amounts it has funded, which totaled $3.8 million as of September 30, 2026, and the unfunded commitments described in Note 13, Commitments and Contingencies. The Company will reassess its consolidation conclusions if and when third-party capital is called.

Intangible Assets, net

Intangible assets are initially recorded at their estimated fair values as of the acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible asset amortization expense of $0.9 million and $2.1 million for the three and nine months ended September 30, 2026 is recorded within depreciation and amortization expenses in the Company’s unaudited condensed consolidated statements of operations.

Based on the carrying value of finite-lived intangible assets at September 30, 2026, estimated amortization expense for the subsequent five years is as follows (in thousands):

Amount
2026 (excluding the nine months ended September 30, 2026)	$1,060
2027	4,239
2028	4,239
2029	1,204
2030	192
2031	192
Thereafter	815
$11,941

During the three months ended September 30, 2026, the Company acquired a domain name for $160 thousand in cash. The domain name has an indefinite useful life, is not amortized, and is tested for impairment annually or when indicators exist. No triggering events were identified during the current quarter.

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

Recent Accounting Pronouncements, recently adopted:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU provides guidance on the accounting for induced conversions of convertible debt instruments and eliminates the current requirement to recognize an expense equal to the fair value of all securities and other consideration transferred in an induced conversion that is in excess of the fair value of securities issuable pursuant to the original conversion terms. The amendments are effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company has adopted this ASU, effective January 1, 2026. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Simplifications to the Current Expected Credit Losses Model for Certain Financial Assets. This ASU introduces a practical expedient that permits entities to estimate expected credit losses for certain short-term financial assets, including trade receivables and contract assets, based on current conditions without requiring reasonable and supportable forecasts. The new guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU, effective January 1, 2026. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements, not yet adopted:

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The update improves financial reporting by requiring that public business entities disclose additional information about certain costs and expenses categories: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization in the notes to financial statements at interim and annual reporting periods. This update is effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2025-01 amends the effective date of ASU No. 2024-03 to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31, referred to as non-calendar year end entities. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments should be applied prospectively with retrospective applications also permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements and related disclosures, however, the Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 3. CFO Silvia Acquisition

On April 6, 2026 (the “Acquisition Date”), the Company acquired 100% of the outstanding equity interests of CFO Silvia (pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Silvia Merger Sub, Inc., CFO Silvia, Inflection Points, Shain Noor, and Shain Noor as Stockholder Representative.

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

b) Contingent consideration of $5.9 million related to fair value of 4,643,550 potential earnout shares issuable upon the achievement of specified market-based conditions. Pursuant to the Merger Agreement, the earnout shares will be issued if the Company’s common stock price equals or exceeds $9.00 per share during the contractual measurement period. The fair value of the contingent consideration was estimated using a Monte Carlo simulation model that incorporated assumptions regarding expected stock price volatility, risk-free interest rates and the probability of achieving the market condition. The undiscounted range of outcomes associated with the arrangement is either (i) no shares issued or (ii) issuance of 4,643,550 shares upon achievement of the specified market condition.

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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the Acquisition Date (In thousands).

	Initially Reported	Measurement Period Adjustment	Preliminary Allocation
Cash and cash equivalents	$58	$-	$58
Prepaid expenses and other current assets	16	-	16
Security deposits	9	-	9
Fixed assets	11	-	11
Intangibles	15,280	(1,220)	14,060
Goodwill	12,671	902	13,573
Accounts payable and accrued expenses	(126)	-	(126)
Other current liabilities	(1,528)	-	(1,528)
Deferred tax liabilities	(3,082)	318	(2,764)
Total net assets acquired	$23,309	$-	$23,309

During the three and nine months ended September 30, 2026, the Company recorded measurement period adjustments resulting from new information about facts and circumstances that existed as of the Acquisition Date. These adjustments primarily related to updated valuations of intangible assets. In accordance with ASC 805, the Company adjusted the provisional amounts recognized at the Acquisition Date to reflect these new measurements. The adjustments resulted in a decrease of approximately $1.2 million to intangible assets, an increase of approximately $0.9 million to goodwill, and a decrease of approximately $0.3 million to deferred tax liabilities. The cumulative impact of these adjustments was recorded as an increase to goodwill.

As a result of the measurement period adjustments, the fair value of identifiable intangible assets was revised to approximately $14.1 million, consisting of a trademark, non-compete agreement and user platform with estimated fair values of approximately $1.9 million, $2.5 million and $9.6 million, respectively. The trademark was assigned an estimated useful life of 10 years, while the non-compete agreement and user platform were each assigned estimated useful lives of 3 years.

The purchase price allocation is preliminary and remains subject to measurement period adjustments related to the finalization of certain income tax matters and the valuation of acquired assets and liabilities assumed. Accordingly, the provisional amounts recognized at the Acquisition Date may be adjusted during the measurement period, which will not exceed one year from the Acquisition Date.

The acquisition accounting for CFO Silvia resulted in the recognition of goodwill of $13.6 million. Goodwill is attributable primarily to expected synergies from integrating CFO Silvia’s proprietary technology platform and related capabilities into the Company’s existing operations, as well as future growth opportunities and the value of the assembled workforce that does not meet the criteria for separate recognition as an identifiable intangible asset. The goodwill recognized is not expected to be deductible for income tax purposes.

The Company incurred approximately $1.4 million of expenses directly related to the CFO Silvia Acquisition, which were included in “general and administrative expenses” in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2026.

Revenue and net loss attributable to CFO Silvia included in the Company’s unaudited condensed consolidated statements of operations were $0.1 million and $3.6 million, respectively, for the three months ended September 30, 2026, and $0.1 million and $12.0 million from April 6, 2026 through September 30, 2026, respectively.

Unaudited Pro Forma Operating Results

The following unaudited pro forma consolidated financial information presents the results of operations of the Company for the three and nine months ended September 30, 2026, as if the CFO Silvia Acquisition had occurred on January 1, 2026. Because CFO Silvia was incorporated on September 19, 2025, supplemental pro forma revenue and earnings information for the three and nine months ended September 30, 2025 has not been presented as the amounts are immaterial.

This information gives effect to certain purchase accounting adjustments related to the CFO Silvia Acquisition and is based on the historical financial statements of Silvia. It is presented for illustrative purposes only and is not necessarily indicative of the Company’s actual operating results had the CFO Silvia Acquisition occurred on January 1, 2026, nor is it indicative of future results (in thousands).

Pro forma
For the nine months ended September 30, 2026
Revenue	$173
Net loss	(53,478)

Pro forma adjustments to net loss for the nine months ended September 30, 2026, include adjustments for amortization of acquired identifiable intangible assets related to the CFO Silvia Acquisition.

Note 4. Digital Assets

The following table sets forth the units held, cost basis and fair value of crypto assets held, as shown on the balance sheet as of September 30, 2026, and December 31, 2025, respectively (In thousands, except for crypto asset quantities):

	As of September 30, 2026
	Quantity	Cost Basis	Fair Value
Bitcoin	5,035	$463,385	$420,680
Total	5,035	$463,385	$420,680

	As of December 31, 2025
	Quantity	Cost Basis	Fair Value
Bitcoin	5,000	$466,797	$441,791
Total	5,000	$466,797	$441,791

The following table presents a reconciliation of the fair values of the Company’s digital assets for the nine months ended September 30, 2026 (In thousands):

Fair value
Digital assets fair value as of December 31, 2025	$441,791
Purchase of digital assets	35,953
Sales of digital assets	(33,251)
Net unrealized loss on digital assets	(17,652)
Realized loss on digital assets	(6,161)
Digital assets fair value as of September 30, 2026	$420,680

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (In thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$845	$1,813
Prepaid other	226	50
Other current assets	14	303
Total prepaid expenses and other current assets	$1,085	$2,166

Note 6. Fixed Assets, net

Fixed assets consist of the following (In thousands):

	September 30, 2026	December 31, 2025
Furniture and equipment	$43	$9
Leasehold improvements	368	75
Total	411	84
Less: accumulated depreciation	(121)	(32)
Total fixed assets, net	$290	$52

Depreciation expense, calculated using the straight-line method, was approximately $23 thousand and $89 thousand for the three and nine months ended September 30, 2026, respectively. Depreciation expense for the period from June 10, 2025 (Inception) through September 30, 2025 was $0.

Note 7. Convertible Notes

The net carrying value of the Company’s outstanding debt consisted of the following (In thousands):

	September 30, 2026	December 31, 2025
Convertible Notes due 2028	$99,600	$235,000
Discount, net (1)	(3,600)	(11,387)
Debt issuance costs, net (2)	(2,985)	(9,441)
Convertible Notes, net	$93,015	$214,172

(1)	Discount as of September 30, 2026 consisted of $7.1 million of original issue discount and $4.6 million for the initial fair value of the embedded derivative, less accumulated amortization of $1.7 million and gain on debt extinguishment of $6.4 million.

(2)	Debt issuance costs as of September 30, 2026 consisted of $9.7 million in debt issuance costs, less accumulated amortization of $1.4 million and gain on debt extinguishment of $5.3 million.

Management determined the fair value of the Convertible Notes as of September 30, 2026 and December 31, 2025, were $92.1 million and $225.7 million, respectively, based on an implied yield of 8.72% (Level 3 inputs). A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement.

The table below presents the disaggregation of interest expense for the nine months ended September 30, 2026 (In thousands):

For the nine months ended September 30, 2026
Debt discount amortization	$1,432
Debt issuance cost amortization	1,187
Interest expense, net	$2,619

The Convertible Notes have a conversion rate of 76.9 shares per $1,000 equal to an approximately $13.00 conversion price, zero interest rate, maturity of up to 36 months, and are collateralized by cash, cash equivalents and certain Bitcoin assets. Under the indenture associated with the Convertible Notes, the Company must maintain at all times a 1.0:1.0 (loan-to-collateral ratio compliance level) times collateralization of the Convertible Notes using a mix of Bitcoin (with Bitcoin being valued at 50% for collateral calculation purposes), and cash and cash equivalents (with cash and cash equivalents being valued at 100% for collateral calculation purposes). As of September 30, 2026, the Company held a total of 5,035 BTC, of which 2,700 BTC were held at BitGo Trust Company, Inc. as collateral for the Convertible Notes, although only approximately 2,384 BTC were required to be held as collateral. Subject to the collateral agent’s security interest and the transfer, account-control and release provisions of the collateral agreement, the Company retains control over Bitcoin held as collateral. Lenders have no rights to sell, pledge or re-hypothecate this asset, other than through the exercise of remedies following an event of default.

On February 9, 2026, the Company entered into privately negotiated note repurchase agreements with certain holders of its outstanding Convertible Notes and repurchased $135.4 million in aggregate principal amount for an aggregate cash purchase price of $119.2 million. Following the transaction, $99.6 million aggregate principal amount of Convertible Notes remained outstanding. The Company accounted for the transaction as a debt extinguishment and recognized a gain on extinguishment of debt of $5.9 million during the nine months ended September 30, 2026.

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

The table below reflects the principal amount of loan maturities due over the next five years as of September 30, 2026 (In thousands):

	5-Year Loan Maturities Fiscal Year
	2026	2027	2028	2029	2030	Total
Convertible Notes	$-	$99,600	$-	$-	$-	$99,600

Although the Convertible Notes mature in December 2028, the holders have the right to require the Company to repurchase all or a portion of Convertible Notes for cash on June 5, 2027 (or, if that date is not a business day, the immediately succeeding business day) (the “Repurchase Date”) at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Because the Repurchase Date occurs within twelve months of September 30, 2026, the carrying amount of the Convertible Notes is presented as current in the unaudited condensed consolidated balance sheet. As of September 30, 2026, the Company held cash and cash equivalents of approximately $7.0 million and 5,035 Bitcoin with an aggregate fair value of approximately $420.7 million. The principal payments reflected in the contractual maturities table above assume that holders exercise their repurchase right on the Repurchase Date.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2026 and December 31, 2025 (In thousands):

	Fair value measured at September 30, 2026
	Total fair value at September 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Digital assets	$420,680	$420,680	$—	$—
Investments held by Consolidated Investment Companies	3,750	—	—	3,750
Total Assets	$424,430	$420,680	$—	$3,750
Liabilities:
Conversion feature liability - Convertible Notes	$23	$—	$—	$23
Total Liabilities	$23	$—	$—	$23

	Fair value measured at December 31, 2025
	Total fair value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets:
Digital assets	$441,791	$441,791	$—	$—
Total Assets	$441,791	$441,791	$—	$—
Liabilities:
Derivative securities liabilities	$428	$—	$—	$428
Conversion feature liability - Convertible Notes	2,278	—	—	2,278
Total Liabilities	$2,706	$—	$—	$2,706

Conversion Feature Liability - Convertible Notes

The conversion feature liability associated with the Company’s Convertible Notes is measured at fair value using a Black-Scholes option pricing model and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

The key inputs used in determining the fair value of the conversion feature liability are presented in the table below:

	As of September 30, 2026	As of December 31, 2025
Strike price	$13.00	$13.00
Stock price	3.88	3.53
Volatility (as a percentage)	43.0	45.0
Remaining term (in years)	0.68	3.00
Risk-free rate (as a percentage)	3.89	3.49

The following table presents a roll-forward of the Convertible Note Conversion Feature Liability as of September 30, 2026 (In thousands):

Conversion feature derivative liability
Balance at December 31, 2025	$2,278
Gain on debt extinguishment	(1,309)
Change in fair value	(946)
Balance at September 30, 2026	$23

Derivative Securities Liabilities

As of December 31, 2025, the Company had outstanding Bitcoin put option contracts with a fair value liability of $0.4 million. During the nine months ended September 30, 2026, all outstanding Bitcoin put option contracts were exercised, expired, or otherwise settled, and the Company recognized a realized loss of $0.9 million related to these contracts. As of September 30, 2026, the Company had no outstanding Bitcoin put option contracts.

Investments Held by Consolidated Investment Companies

Investments held by the Consolidated Investment Companies consist of equity investments in privately held operating companies, all of which were acquired during the three months ended September 30, 2026. These investments are classified within Level 3 of the fair value hierarchy because observable market prices are not available and their fair values are determined using significant unobservable inputs.

The Company determined that the transaction price at the respective acquisition dates approximated fair value as of September 30, 2026. There were no significant changes in the investees’ underlying facts and circumstances, including operating performance, financing events, capital structure or market conditions, between the acquisition dates and September 30, 2026.

The following table presents a roll-forward of investments held by the Consolidated Investment Companies for the nine months ended September 30, 2026 (In thousands):

Investments held by consolidated investment companies
Balance at December 31, 2025	$—
Purchases	3,750
Fair value as of September 30, 2026	$3,750

Note 9. Stockholders’ Equity

On December 11, 2025, the board of directors of the Company (the “Board of Directors”) authorized a share repurchase program providing for the repurchase of up to $100.0 million of the Company’s Common Stock. During the three months and nine months ended September 30, 2026, the Company repurchased 8,158,529 and 13,396,559 shares of Common Stock for $26.0 million and $38.7 million respectively, including commissions. During the three months ended September 30, 2026, the Company repurchased shares at an average price of $3.18 per share. As of September 30, 2026, approximately $58.4 million remained available under the repurchase program.

In connection with the CFO Silvia Acquisition, the Company recognized an equity-classified contingent consideration with a fair value of $5.9 million, which was recorded within additional paid-in capital as part of the purchase consideration. The arrangement provides for the issuance of a fixed number of shares of the Company’s Common Stock upon the achievement of specified market-based conditions. See Note 3, CFO Silvia Acquisition, for additional information.

Note 10. EPS

The computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2026 is as follows (In thousands, except for share and per share data):

For the three
months ended
September 30, 2026
Basic EPS
Numerator:
Net income	$122,854

Denominator:
Weighted average number of shares of common stock outstanding, basic	87,152,178
Net income per common stock, basic	$1.41

Diluted EPS
Numerator:
Net Income	$122,854
Add: Interest expenses for convertible note	$732
Net income available to common shareholders -diluted	$123,586

Denominator:
Weighted average number of shares of common stock outstanding —basic	87,152,178
RSUs	440,998
Convertible Note	7,659,240
Weighted average shares of Common Stock - diluted	95,252,416
Net income per common stock - diluted	$1.30

For the nine
months ended
September 30, 2026
Basic EPS
Numerator:
Net loss	$(49,952)

Denominator:
Weighted average number of shares of common stock outstanding, basic and diluted	86,497,336
Net loss per common stock, basic and diluted	$(0.58)

The computation of basic and diluted net income per common unit for the three months ended September 30, 2025 is as follows (In thousands, except for share):

For the three months ended
September 30, 2025
Basic EPS
Numerator:
Net Income	$75,812

Denominator:
Weighted average number of shares of common stock outstanding-basic	10,000,000
Net income per common stock, basic	$7.58

Diluted EPS
Numerator:
Net Income	$75,812
Less: change in fair value of conversion feature	$45,452
Net Income, diluted	$30,360
Denominator:
Weighted average number of shares of common stock outstanding-basic	10,000,000
Add: Preferred Units	64,562,500
Weighted average number of shares of common stock outstanding-diluted	74,562,500
Net income per common stock, diluted	$0.41

The computation of basic and diluted net income per common unit for the period from June 10, 2025 (inception) through September 30, 2025 is as follows (In thousands, except for share):

For the Period
from June 10,2025 through
September 30, 2025
Basic EPS
.
Net Income	$100,430

Denominator:
Weighted average number of shares of common stock outstanding-basic	8,849,558
Net income per common stock, basic	$11.35

Diluted EPS
Numerator:
Net Income	$100,430
Less: change in fair value of conversion feature	$55,782
Net Income, diluted	$44,648
Denominator:
Weighted average number of shares of common stock outstanding-basic	8,849,558
Add: Preferred Units	57,134,955
Weighted average number of shares of common stock outstanding-diluted	65,984,513
Net income per common stock, diluted	$0.68

As of September 30, 2026, the following potentially dilutive securities were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive:

	For the three	For the nine
	months ended	months ended
	30-Sep-26	30-Sep-26
Warrants	12,852,500	12,852,500
Service based RSUs	279,022	1,086,558
Market based RSUs (1)	12,356,450	12,356,450
Convertible Notes	-	7,659,240
Total	25,487,972	33,954,748

(1)	Market-based RSUs include 8,000,000 RSUs granted to Anthony Pompliano. These vest in tranches, ranging from 250,000 to 1,000,000 RSUs, as the Company’s common stock price reaches thresholds from $15.00 to $50.00 per share. They also include 4,356,450 RSUs granted to Shain Noor, which vest when the Company’s common stock price reaches $9.00 per share. None of these price targets were met as of September 30, 2026. These awards are therefore treated as contingently issuable shares and were excluded from the computation of diluted EPS.

As disclosed in Note 3, 4,643,550 RSUs were included in the consideration transferred. As these are contingently issuable upon achievement of specified market-based conditions and the applicable contingency was not satisfied during the third quarter of 2026, these RSUs were excluded from the diluted EPS calculation.

Note 11. Share-Based Compensation

The Company’s 2025 Equity Incentive Plan (the “2025 Equity Plan”) is described in Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company has elected to account for forfeitures as they occur.

Time-based restricted stock units

During the nine months ended September 30, 2026, the Company granted 3,603,875 time-based restricted stock units (“RSUs”) under the 2025 Equity Plan to certain employees and service providers with aggregate grant-date fair value of $8.2 million. The awards generally vest over a service period ranging from 1 to 4 years.

For RSUs subject solely to time-based vesting conditions, grant-date fair value is determined based on the closing market price of the Company’s Common Stock on the grant date. During the nine months ended September 30, 2026, grant-date stock prices used to value such awards had a weighted average grant date fair value of $2.23 per share.

The following schedule summarizes activity related to time-based RSUs for the nine months ended September 30, 2026:

	Number of time-based Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	18,414	$2.13
Granted	3,603,875	2.23
Forfeited	(94,788)	1.82
Vested	(2,440,943)	2.37
Unvested as of September 30, 2026	1,086,558	$1.95

For the three and nine months ended September 30, 2026, the Company recognized approximately $2.0 million and $6.2 million, respectively, in share-based compensation expense from time-based RSUs. As of September 30, 2026, unrecognized compensation cost related to unvested time-based RSUs was $1.8 million, which is expected to be recognized over a weighted average remaining period of 1.55 years.

Market-based restricted stock units

In connection with the CFO Silvia Acquisition, the Company granted Shain Noor, the right to receive up to 4,356,450 shares of the Company’s Common Stock. The award is subject to both a continued service and market condition requiring Company’s Common Stock to achieve a trading price of $9.00 per share. Because the award is contingent upon future employment and achievement of the market condition, it is accounted for as a share-based payment award under ASC 718 and is excluded from the purchase consideration transferred in the transaction.

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

The following table summarizes the key assumptions used in the Monte Carlo valuation of market-based awards granted during the nine months ended September 30, 2026:

Assumption	Input
Stock price	$1.9
Expected volatility	70.0%
Risk-free interest rate	3.94%
Expected term	5.00
Expected dividend yield	0.00%

The following table summarizes activity related to market-based RSUs for the nine months ended September 30, 2026:

	Number of market-based Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	8,000,000	$2.13
Granted	4,356,450	1.17
Forfeited	-	-
Vested	-	-
Unvested as of September 30, 2026	12,356,450	$1.75

As of September 30, 2026, the market condition associated with the award had not been satisfied and, accordingly, no shares subject to the award had vested.

For the three and nine months ended September 30, 2026, the Company recognized approximately $1.7 million and $ 4.8 million, respectively, in share-based compensation expense from market-based RSUs. As of September 30, 2026, unrecognized compensation cost related to unvested market-based RSUs was $16.4 million. The remaining compensation cost is expected to be recognized over the weighted average remaining period of 2.7 years.

Note 12. Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2026 and for the period from June 10, 2025 through September 30, 2025 was approximately 4.3% and 0.0%, respectively. During the nine months ended September 30, 2026, the Company recognized an income tax benefit of approximately $2.2 million related to the partial release of its valuation allowance on deferred tax assets. The valuation allowance release was supported by additional objectively verifiable positive evidence resulting from the scheduled reversal of acquisition-related taxable temporary differences generated by the CFO Silvia Acquisition completed on April 6, 2026. Changes in the valuation allowance were the primary driver of the Company’s effective tax rates for the three and nine months ended September 30, 2026.

The Company evaluates the realizability of deferred tax assets on a quarterly basis and records a valuation allowance when it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. As of September 30, 2026, the Company continued to maintain a valuation allowance against deferred tax assets that management has concluded are not more-likely-than-not to be realized.

As of September 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits and had not accrued any interest or penalties related to uncertain tax positions.

Note 13. Commitments and Contingencies

Services Agreement

In June 2025, the Company and Inflection Points, an entity under common control, entered into an Investment Consulting and Marketing Services Agreement (the “Services Agreement”). Pursuant to the Services Agreement, Inflection Points agreed to provide certain services to the Company. The services shall be provided pursuant to statements of work. The Services Agreement has a term of four (4) years and will automatically renew for a subsequent one (1) year term, unless either party gives the other party at least sixty (60) days’ prior written notice of non-renewal or otherwise terminates the Services Agreement or any statement of work as set forth therein. In consideration, Inflection Points received 10,000,000 common units of Legacy ProCap, which converted into 10,000,000 shares of the Company’s Common Stock pursuant to the Business Combination Agreement. As of September 30, 2026, these shares have been issued and are outstanding.

Sponsor and Seller Earnout Agreements

Pursuant to the Sponsor Earnout Agreement and Seller Earnout Agreement (the “Earnout Agreements”) entered into on December 3, 2025, 8,333,333 shares and 9,500,000 shares of the Company’s Common Stock, respectively, remain subject to vesting and transfer restrictions. The terms of the Earnout Agreements are described in Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, no vesting events had occurred under either Earnout Agreement and the related shares remained subject to the applicable transfer restrictions.

Unfunded Investment Commitments

As of September 30, 2026, the Consolidated Investment Companies had entered into agreements to invest in three privately held companies that had not yet been funded. Unfunded commitments totaled $8.3 million, consisting of $8.0 million for Silvia SPV, LP and $0.3 million for Silvia Innovation Fund I, LP. These commitments are executory contracts and are not recognized in the unaudited condensed consolidated balance sheet until funded. The Company expects to fund these commitments through capital contributions from limited partners of the Consolidated Investment Companies. To the extent such contributions are not received, the Company may fund the commitments directly.

Note 14. Segment Information

The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”). The CODM reviews financial information on a consolidated basis for purposes of assessing performance, allocating resources, and making operating decisions. Accordingly, management has determined that the Company operates as one reportable segment.

The CODM primarily evaluates performance using consolidated net loss, cash flows, and liquidity measures. The CODM also reviews significant segment expenses that are regularly provided to him, as presented in the table below to manage liquidity and assess progress against the Company’s operating plan. Total segment assets are consistent with total assets reported in the unaudited condensed consolidated balance sheets. The CODM also monitors the fair market value of the Company’s Bitcoin holdings in evaluating capital allocation and treasury management strategy.

Because the Company is focused on executing its growth strategy and is not currently generating significant revenue, resource allocation decisions are primarily based on liquidity management, operating expenditure, and capital allocation priorities.

The following table sets forth the Company’s significant segment expenses (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Period from June 10, 2025 (Inception) through
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$135	$77	$173	$77
Operating Expenses
Cost of revenue (exclusive of depreciation and amortization)	488	—	489	—
Payroll expenses	1,738	433	4,421	433
One-time bonus	—	—	5,000	—
Depreciation and amortization	958	—	2,207	—
Other operating expenses (1)	3,100	3,892	9,723	3,900
Stock-based compensation	3,745	—	11,008	—
Total Operating Expenses	10,029	4,325	32,848	4,333
Operating Loss	(9,894)	(4,248)	(32,675)	(4,256)
Other Income (expense)
Unrealized (loss) gain on digital assets	137,177	34,608	(17,652)	48,904
Realized loss on digital assets	(3,485)	—	(6,161)	-
Change in fair value of convertible notes conversion feature	—	—	946	-
Realized loss on put option liability	—	—	(914)	-
Gain on extinguishment of debt	—	—	5,933	-
Interest and dividend income	88	—	959	-
Interest expense	(759)	—	(2,619)	-
Change in fair value of derivative liability	—	45,452	-	55,782
Other (expenses) income, net	133,021	80,060	(19,508)	104,686

Net Income (Loss) Before Taxes	123,127	75,812	(52,183)	100,430
Income tax expense (benefit)	273		(2,231)	—
Net Income (Loss)	$122,854	$75,812	(49,952)	100,430

(1)	Includes other operating expenses such as software licensing fees, professional fees, insurance, rent, and utility expenses.

Note 15. Leases

Office Lease

The Company leases its office facility under a month-to-month operating lease arrangement. The Company has elected the short-term lease practical expedient under ASC 842 for this lease and therefore does not recognize a right-of-use asset or lease liability on the unaudited condensed consolidated balance sheet for this arrangement.

Lease expense for this month-to-month lease is recognized on a straight-line basis and was $20 thousand per month for the period from January 2026 through September 2026. Because the lease is cancellable at any time with no significant penalty, the Company is not committed to future minimum lease payments beyond the monthly term.

Studio Lease

In February 2026, the Company entered into a new operating lease agreement for studio space. The lease has an initial term of 45 months, commencing February 1, 2026 and expiring October 31, 2029. The lease requires monthly base rent payments of $27 thousand with a three-month rent abatement of $82 thousand. The Company does not have an option to extend the lease term or to purchase the leased property. The lease contains fees for cleaning services, utilities, building amenities, and other operating items that are non-lease components. These variable lease payments are recognized in the period incurred rather than included in the lease liability, with the Company recording an operating expense when such amounts arise. The Company has recognized a right-of-use asset and lease liability on the unaudited condensed consolidated balance sheet for this arrangement.

Lease Costs

The components of lease cost for the three months and nine months ended September 30, 2026 were as follows (In thousands):

	Three Months Ended September 2026	Nine Months Ended September 2026
Lease Cost	Amount	Amount
Operating lease cost	$76	204
Short-term lease cost	52	171
Total lease cost	$128	375

Operating lease cost and short-term lease cost are recognized on a straight-line basis over the lease term and are included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

Supplemental Balance Sheet Information

Supplemental balance sheet information related to the Company’s operating lease as of September 30, 2026, is as follows (In thousands):

As of September 30, 2026
Operating lease right-of-use asset	$893
Operating lease liability, current portion	300
Operating lease liability, non-current portion	660
Total operating lease liability	$960

The current portion of the operating lease liability of $0.3 million is included within other current liabilities on the unaudited condensed consolidated balance sheet.

Maturities of Lease Liability

Future minimum lease payments under the operating lease as of September 30, 2026, are as follows (In thousands):

Operating Leases
2026 (remaining three months)	$82
2027	328
2028	328
2029	273
Total future minimum lease payments	1,011
Less: present value discount	(51)
Present value of lease liability	$960

Supplemental Cash Flow and Other Information

Supplemental cash flow and other information related to the Company’s operating lease for the nine months ended September 30, 2026, are as follows (In thousands):

Amount
Amortization of right-of-use asset	$180
Cash paid for amounts included in the measurement of lease liability	142
Right-of-use asset obtained in exchange for new operating lease liability	1,074
Remaining lease term (in years)	3.08
Discount rate (as a percentage)	3.45%

Note 16. Related Party

Prior to the CFO Silvia Acquisition, Inflection Points, an entity controlled by Anthony Pompliano, the Company’s CEO, was the majority owner of CFO Silvia. Accordingly, Inflection Points was also a selling shareholder in the CFO Silvia Acquisition and received $14.0 million of the total acquisition consideration, consisting of $8.1 million of closing equity consideration and $5.9 million of contingent earnout consideration. The contingent earnout shares underlying the contingent consideration are issuable upon the achievement of specified market-based conditions, including the Company’s Common Stock reaching a trading price at or above $9.00 per share.

In addition, CFO Silvia was party to two promissory notes payable to Inflection Points, an entity controlled by the Company’s Chief Executive Officer. The outstanding principal balance of the notes was $2.4 million as of the Acquisition Date. In connection with the CFO Silvia Acquisition, cash consideration of $1.4 million was used to repay one of the notes, and the remaining $1.0 million note was assumed by the Company and repaid following the acquisition. No amounts remained outstanding as of September 30, 2026.

Note 17. Subsequent Events

The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued.

Executive Officer Separations

On October 14, 2026, the Board of Directors and each of the Company’s Chief Legal Officer and Secretary, Chief Operating Officer and Chief Financial Officer mutually agreed that each such officer would separate from the Company, with each separation effective no later than October 21, 2026. Pursuant to mutual separation agreements and general releases entered into with each such officer, and subject to each officer’s execution and non-revocation of a general release of claims, each officer will receive severance of $0.5 million and company health insurance for six months, payable in equal monthly installments over six months, and Kyle Wood, Megan Pacchia and Renae Cormier will receive 258,317, 366,392 and 194,495 fully vested shares of Common Stock, respectively, under the 2025 Equity Plan , subject to the execution of an award agreement and approval of the Board of Directors. The Company expects to recognize the related severance and share-based compensation expense in the fourth quarter of 2026. The Board of Directors appointed an interim Chief Financial Officer, Catalina Abbey, and appointed a Chief Operating Officer, Caroline Hennigar, to serve as the Company’s principal operating officer, in each case effective as of the applicable separation date.

Share Buybacks

Subsequent to quarter end and through November 10, 2026, the Company repurchased 6,112,693 shares of Common Stock in the open market for $24,384,070, including commissions, at an average price of $3.86 per share. Total shares outstanding after the repurchase were 75,402,395 as of November 10, 2026.

Funded Investment Commitments

As of September 30, 2026, the Consolidated Investment Companies had entered into agreements to invest in three privately held companies that had not yet been funded. Unfunded commitments totaled $8.0 million for the SPV Fund and $0.3 million for the Initial Fund. These commitments were funded subsequent to quarter end.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, all references in this section to the “Company,” “Silvia,” “we,” “us,” or “our” refer to Silvia, Inc., a Delaware corporation, and its subsidiaries. The following discussion and analysis of the financial condition and results of operations of the consolidated Company should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) for the nine months ended September 30, 2026 (the “Unaudited Condensed Consolidated Financial Statements”), the Annual Report on Form 10-K filed on February 18, 2026 (the “Annual Report”), and in our prospectus dated October 15, 2026, filed with the U.S. Securities and Exchange Commission (“SEC”) on October 20, 2026 pursuant to Rule 424(b)(3) under the Securities Act (Registration No. 333-292590) (the “Prospectus”) and Risk Factors contained therein.

On December 5, 2025, the Company completed a business combination (the “Business Combination”) with Columbus Circle Capital Corp I (“CCCM”), which was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). ProCap BTC, LLC (“ProCap BTC”) was determined to be the accounting acquirer and CCCM was treated as the acquired company for financial reporting purposes. Following the Business Combination, the Company became the publicly traded parent company, and ProCap BTC became its operating subsidiary. As a result, the historical financial statements of ProCap BTC became the historical financial statements of the Company. Accordingly, the comparative financial information presented for periods prior to the Business Combination, including the period from June 10, 2025 (inception) through September 30, 2025, reflects the historical results of ProCap BTC. This discussion contains forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” and “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, statements regarding our future operating results and financial position, our business strategy and plans, market growth, and our objectives for future operations with respect to our Silvia AI-powered financial products and platforms, including Silvia Insights and the CFO Silvia platform, our asset management business and the proposed Silvia ETFs (each as defined below); our Bitcoin treasury strategy; the transition of our executive officers; the remediation of the material weakness in our internal control over financial reporting; possible business combinations and the financing thereof, and related matters; as well as all other statements other than statements of historical fact included in this Quarterly Report.

Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Founded in 2025, Silvia is a U.S.-based modern finance company. Our mission is to help independent investors make money. Historically, our operations included investor-focused media, educational content and strategic investments designed to support independent investors through digital platforms and other content offerings. In addition, we believe that advances in artificial intelligence (“AI”) and automation have the potential to transform financial analysis, investment research and investor decision support. Our strategy is centered on developing scalable technology platforms, expanding our proprietary data and analytical capabilities, and pursuing strategic opportunities that enhance our products, services and long-term growth prospects. Through a combination of internal development initiatives and strategic acquisitions, we seek to provide technology-enabled solutions designed to improve the accessibility, efficiency and quality of financial information and analysis available to investors.

During 2026, we expanded our AI-focused initiatives through the launch of Silvia Insights, an AI-driven research product designed to provide investors with market intelligence and investment research, and the acquisition of CFO Silvia, Inc. (“CFO Silvia” and such acquisition, the “CFO Silvia Acquisition”), a consumer-focused financial technology platform that utilizes AI to aggregate and analyze financial information. During the quarter ended June 30, 2026, we further expanded our business to include asset management through the launch of Silvia Innovation Fund I, LP, a Delaware limited partnership (the “Initial Fund” and, together with any other private funds, alternative investment vehicles or co-investment vehicles that we or our subsidiaries sponsor, advise or manage, the “Funds”). On August 13, 2026, an unaffiliated third-party trust filed a registration statement with respect to five proposed exchange-traded funds (the “Silvia ETFs”) for which one of our subsidiaries is proposed to serve as investment sub-adviser. In August 2026, the Company launched Silvia SPV, LP (the “SPV Fund”), a special purpose investment vehicle advised by the Company’s investment manager. The SPV Fund was formed to invest in privately held companies and other strategic investment opportunities that align with the Company’s focus on financial technology and innovation. We also have adopted a Bitcoin treasury strategy and intend to hold Bitcoin as a treasury reserve asset. Our business is built upon a foundational belief that Bitcoin represents a superior long-term store of value and a viable alternative to traditional fiat-based reserve assets, and we believe that Bitcoin will play an increasingly important role as a reserve asset for individuals, corporations and governments worldwide.

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

Recent Developments

Asset Management

During the quarter ended June 30, 2026, the Company expanded its business to include asset management through the launch of the Initial Fund (the term “Funds” does not include the Silvia ETFs described below under “Proposed Exchange-Traded Funds”). The Initial Fund invests in early-stage companies aligned with the Company’s CFO Silvia platform strategy and is advised by ProCap Investment Advisers, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “Investment Manager”). The Company holds indirectly an interest in the Initial Fund through one of its wholly-owned subsidiaries, Silvia Innovation Fund I GP, LLC, the general partner of the Initial Fund (the “General Partner”). The launch of the Initial Fund represents the Company’s initial expansion into investment management activities supporting its broader AI-enabled financial technology strategy. As of September 30, 2026, the Initial Fund and related entities had not commenced significant operations and had not engaged in material transactions.

Board Appointment and Nasdaq Compliance

On July 15, 2026, the Company appointed Benjamin Buchanan as an independent director and a member of the audit committee of the board of directors. As a result of this appointment, the Company regained compliance with the Nasdaq corporate governance requirements relating to board and audit committee independence, and on July 21, 2026, the Company received notice from Nasdaq confirming that the matter had been resolved and closed.

Proposed Exchange-Traded Funds

On August 13, 2026, Tidal Trust IV, a Delaware statutory trust that is not affiliated with us, filed a post-effective amendment to its registration statement on Form N-1A with the SEC (File No. 333-285633) with respect to the Silvia ETFs, each of which is proposed to be actively managed. Tidal Investments LLC serves as investment adviser to the Silvia ETFs, and the Investment Manager is proposed to serve as investment sub-adviser and to provide portfolio management services. In connection with these arrangements, on September 17, 2026, the Investment Manager filed Parts 1 and 2A of Form ADV with the SEC to register as an investment adviser under the Investment Advisers Act of 1940, as amended, but its registration has not yet become effective.

The registration statement remains subject to SEC review and comment and may be amended, delayed or withdrawn. No Silvia ETF may commence operations until its registration statement has become effective, its shares have been approved for listing on a national securities exchange, the Investment Manager’s registration as an investment adviser has become effective, and applicable distribution and operational arrangements are in place. As of the date of this Quarterly Report, we have not earned any sub-advisory fees, no seed capital has been committed or funded by us or our subsidiaries, and costs incurred in connection with the proposed Silvia ETFs have not been material. We do not expect the Silvia ETFs to generate meaningful revenue in the near term. See Part II, Item 1A, “Risk Factors.”

This Quarterly Report is not an offer to sell or the solicitation of an offer to buy shares of any Silvia ETF. Any offering of shares of a Silvia ETF will be made only by means of a prospectus. We are not the issuer of, and do not offer, shares of any Silvia ETF.

Special Purpose Vehicle

On August 26, 2026, the Company launched the SPV Fund, a special purpose investment vehicle advised by the Investment Manager. As of September 30, 2026, the SPV Fund had committed approximately $11.0 million to three privately held companies. See Notes 1, 2 and 13 to our Unaudited Condensed Consolidated Financial Statements.

Company Name Change

On September 17, 2026, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State to change the Company’s name from ProCap Financial, Inc. to Silvia, Inc., effective as of September 22, 2026.

Executive Officer Transitions

On October 14, 2026, our Board of Directors and each of Kyle Wood, our Chief Legal Officer and Secretary, Megan Pacchia, our Chief Operating Officer, and Renae Cormier, our Chief Financial Officer, mutually agreed that each such officer would separate from the Company, with each separation effective no later than October 21, 2026. Pursuant to mutual separation agreements and general releases entered into with each such officer, and subject to each officer’s execution and non-revocation of a general release of claims, each officer will receive severance of $0.5 million, payable in equal monthly installments over six months, and Mr. Wood, Ms. Pacchia and Ms. Cormier will receive 258,317, 366,392 and 194,495 fully vested shares of our common stock, par value $0.001 per share (“Common Stock”), respectively, under our 2025 Equity Incentive Plan (the “2025 Equity Plan”), subject to the execution of an award agreement and approval of our Board of Directors. We expect to recognize the related severance and share-based compensation expense in the fourth quarter of 2026. Our Board of Directors appointed Catalina Abbey as interim Chief Financial Officer and Caroline Hennigar as Chief Operating Officer, serving as our principal operating officer, in each case effective as of the applicable separation date. As of the date of this Quarterly Report, we have not appointed a successor Chief Legal Officer. See our Current Report on Form 8-K filed with the SEC on October 20, 2026 and Part II, Item 1A, “Risk Factors.”

Results of Operations

As discussed in Note 1 to our Unaudited Condensed Consolidated Financial Statements, the comparative financial information presented for the period from June 10, 2025 (inception) through September 30, 2025, reflects the historical results of ProCap BTC.

(All figures in this Item 2 in thousands, except share, per share data, Bitcoin, and per Bitcoin data, unless otherwise indicated)

Comparison of the Components of Statements of Operations for the Three Months Period Ended September 30, 2026, and September 30, 2025

	For the Three Months Ended
	September 30, 2026	September 30, 2025	Increase (Decrease)	Percentage Change

Revenue	$135	$77	$58	75%

Operating Expenses:
Cost of revenue (exclusive of depreciation and amortization)	488	—	488	100%
General and administrative	4,838	4,325	513	12%
Depreciation and amortization	958	—	958	100%
Stock-based compensation	3,745	—	3,745	100%
Total Operating Expenses	10,029	4,325	5,704	132%
Operating Loss	(9,894)	(4,248)	(5,646)	133%

Other income (expense)
Unrealized gain on digital assets	137,177	34,608	102,569	296%
Realized loss on digital assets	(3,485)	—	(3,485)	-100%
Interest and dividend income	88	—	88	100%
Interest expense	(759)	—	(759)	-100%
Change in fair value of derivative liability	—	45,452	(45,452)	-100%
Other income, net	133,021	80,060	52,961	66%
Net income before taxes	123,127	75,812	47,315	62%

Income tax expense	273	—	273	100%

Net Income	$122,854	$75,812	$47,042	62%

Revenues

Revenue for the three months ended September 30, 2026 and 2025 was $0.1 million. Revenue remained limited as we recently launched new revenue generating products relating to Silvia Insights and CFO Silvia. The Company’s revenue growth will depend on the successful commercialization of its products and services and the continued execution of its growth strategy. The Company also expanded its asset management platform during 2026 and is pursuing the launch of the proposed Silvia ETFs. However, no revenue has been generated from asset management or ETF-related activities as of September 30, 2026, as the Investment Manager’s registration has not yet become effective and the proposed Silvia ETFs have not commenced operations.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) was $0.5 million for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025. The increase was primarily driven by software licensing fees incurred for CFO Silvia related services.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended September 30, 2026, compared to $4.3 million for the three months ended September 30, 2025. The 2026 period reflects operations as a public company and inclusion of $1.7 million of payroll compensation, $1.2 million of software licensing fees, $1.0 million of professional fees (including acquisition related expenses) and $0.9 million of other expenses, including insurance expenses. The 2025 period reflected only limited administrative activities as we had recently commenced operations then and had not yet developed the infrastructure, personnel base, and operational scale necessary to support our current business activities.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $1.0 million for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025. The increase was primarily attributable to the amortization of identifiable intangible assets recognized in connection with the CFO Silvia Acquisition.

Stock-based Compensation

Stock-based compensation expense was $3.7 million for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025. The increase was attributable to equity awards granted to employees and consultants under the 2025 Equity Plan.

Other Income, net

Other income, net for the three months ended September 30, 2026 was $133.0 million, compared to other income, net of $80.1 million for the three months ended September 30, 2025. The increase was primarily driven by the change in fair value of digital assets as a result of an increase in Bitcoin market prices.

Unrealized gain on digital assets

Unrealized gain on digital assets was $137.2 million for the three months ended September 30, 2026, compared to an unrealized gain on digital assets of $34.6 million for the three months ended September 30, 2025. The change was primarily attributable to an increase in the fair value of the Company’s Bitcoin holdings during the three months ended September 2026.

Realized loss on digital assets

Realized loss on digital assets was $3.5 million for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025. The loss was attributable to sales of digital assets during the 2026 period.

Interest and dividend income

Interest and dividend income was $0.1 million for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025. The increase was primarily attributable to income earned on cash, cash equivalents, and investments held during the 2026 period.

Interest expense

Interest expense was $0.8 million for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025. The increase was primarily attributable to the amortization of debt discount and debt issuance costs associated with the Company’s convertible notes issued in connection with the Business Combination (the “Convertible Notes”) during the 2026 period.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities was $0 for the three months ended September 30, 2026, compared to income of $45.5 million for the three months ended September 30, 2025. The change was attributable to the derivative liability recognized in the preferred units of ProCap BTC issued in connection with the preferred investment of ProCap BTC prior to the Business Combination. The derivative liability was no longer outstanding during the 2026 period.

Comparison of the Components of Statements of Operations of the Nine Months Ended September 30, 2026, and the Period from June 10, 2025 (Inception) through September 30, 2025

	For the Nine Months Ended	Period from June 10, 2025 (Inception) through
	September 30, 2026	September 30, 2025	Increase (Decrease)	Percentage Change

Revenue	$173	$77	$96	125%

Operating Expenses:
Cost of revenue (exclusive of depreciation and amortization)	489	—	489	100%
General and administrative	19,144	4,333	14,811	342%
Depreciation and amortization	2,207	—	2,207	100%
Stock-based compensation	11,008	—	11,008	100%
Total Operating Expenses	32,848	4,333	28,515	658%
Operating Loss	(32,675)	(4,256)	(28,419)	668%

Other income (expense)
Unrealized (loss) gain on digital assets	(17,652)	48,904	(66,556)	-136%
Realized loss on digital assets	(6,161)	—	(6,161)	-100%
Change in fair value of convertible notes conversion feature	946	—	946	100%
Realized loss on put option liability	(914)	—	(914)	-100%
Gain on extinguishment of debt	5,933	—	5,933	100%
Interest and dividend income	959	—	959	100%
Interest expense	(2,619)	—	(2,619)	-100%
Change in fair value of derivative liability	—	55,782	(55,782)	-100%
Other (expense) income, net	(19,508)	104,686	(124,194)	-119%

Net (loss) income before taxes	(52,183)	100,430	(152,613)	-152%

Income tax benefit	(2,231)	—	(2,231)	100%

Net (Loss) Income	$(49,952)	$100,430	$(150,382)	-150%

Revenues

Revenue for the nine months ended September 30, 2026 and for the period from June 10, 2025 (Inception) through September 30, 2025 was $0.2 million and $0.1 million, respectively, as we recently launched new revenue generating products during the 2026 period relating to Silvia Insights and the CFO Silvia Acquisition. The Company also expanded its asset management platform during 2026 and is pursuing the launch of the proposed Silvia ETFs. However, no revenue has been generated from asset management or ETF-related activities as of September 30, 2026, as the Investment Manager’s registration has not yet become effective and the proposed Silvia ETFs have not commenced operations.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) was $0.5 million for the nine months ended September 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through September 30, 2025. The increase was primarily driven by software licensing fees incurred for CFO Silvia related services.

General and Administrative Expenses

General and administrative expenses were $19.1 million for the nine months ended September 30, 2026, compared to $4.3 million for the period from June 10, 2025 (Inception) through September 30, 2025. The 2026 period reflects operations as a public company and inclusion of $9.4 million of payroll compensation (including a one-time signing bonus of $5.0 million for the Chief Technology Officer), $2.5 million of software licensing fees, $3.8 million of professional fees (including acquisition related expenses), and $3.4 million of other expenses, including insurance expenses. The inception period reflected only limited administrative activities as we had recently commenced operations then and had not yet developed the infrastructure, personnel base, and operational scale necessary to support our current business activities.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $2.2 million for the nine months ended September 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through September 30, 2025. The increase was primarily attributable to the amortization of identifiable intangible assets recognized in connection with the CFO Silvia Acquisition.

Stock-based compensation

Stock-based compensation expense was $11.0 million for the nine months ended September 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through September 30, 2025. The increase was attributable to equity awards granted to employees and consultants under the 2025 Equity Plan.

Other Income (Expense), net

Other expense, net was $19.5 million for the nine months ended September 30, 2026, compared to other income, net of $104.7 million for the period from June 10, 2025 (inception) through September 30, 2025. The change was primarily attributable to unrealized losses on digital assets recognized during the 2026 period.

Unrealized gain (loss) on digital assets

Unrealized loss on digital assets was $17.7 million for the nine months ended September 30, 2026, compared to an unrealized gain on digital assets of $48.9 million for the period from June 10, 2025 (inception) through September 30, 2025. The change was primarily attributable to declines in the fair value of the Company’s Bitcoin holdings during the 2026 period.

Realized loss on digital assets

Realized loss on digital assets was $6.2 million for the nine months ended September 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through September 30, 2025. The loss was attributable to sales of digital assets during the 2026 period.

Change in fair value of Convertible Notes

Change in fair value of Convertible Notes conversion feature resulted in income of $0.9 million for the nine months ended September 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through September 30, 2025. The increase was attributable to changes in the fair value of the conversion feature embedded within the Company’s Convertible Notes.

Realized loss on put option liabilities

Realized loss on put option liabilities was $0.9 million for the nine months ended September 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through September 30, 2025. The loss was attributable to the settlement of put option liabilities during the 2026 period.

Gain on extinguishment of debt

Gain on extinguishment of debt was $5.9 million for the nine months ended September 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through September 30, 2025. The gain was primarily attributable to the repurchase of a portion of the Company’s outstanding Convertible Notes at a discount to the principal outstanding.

Interest and dividend income

Interest and dividend income was $1.0 million for the nine months ended September 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through September 30, 2025. The increase was primarily attributable to income earned on cash, cash equivalents, and investments held during the 2026 period.

Interest expense

Interest expense was $2.6 million for the nine months ended September 30, 2026, compared to $0 for the period from June 10, 2025 (inception) through September 30, 2025. The increase was primarily attributable to amortization of debt discount and debt issuance costs associated with the Company’s Convertible Notes.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities was $0 for the nine months ended September 30, 2026, compared to income of $55.8 million for the period from June 10, 2025 (inception) through September 30, 2025. The decrease related to derivative liability recognized in the preferred units of ProCap BTC issued in connection with the preferred investment of ProCap BTC prior to the Business Combination. The conversion feature liability was no longer outstanding during the 2026 period.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of approximately $7.0 million and working capital of approximately $(87.4) million. The working capital deficit resulted primarily from the classification of the Company’s outstanding Convertible Notes as current liabilities as of September 30, 2026 because the holders’ contractual repurchase right is exercisable on June 5, 2027, within 12 months of the reporting date.

As of September 30, 2026, the aggregate principal amount of the outstanding Convertible Notes was $99.6 million. Although the Convertible Notes mature in December 2028, holders may have contractual repurchase rights that become exercisable beginning June 5, 2027. As a result, the Convertible Notes were classified as current liabilities as of September 30, 2026. See Note 7, Convertible Notes, for additional information.

As of September 30, 2026, we held approximately 5,035 Bitcoin with an aggregate fair value of approximately $420.7 million, a portion of which serves as collateral for the Convertible Notes.

As of September 30, 2026, we currently have no off-balance sheet finance arrangements other than the collateral arrangements associated with the Convertible Notes and approximately $8.3 million of unfunded investment commitments of the Initial Fund and the SPV Fund (collectively, the “Consolidated Investment Companies”), consisting of $8.0 million related to the SPV Fund and $0.3 million related to the Initial Fund.

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

In the near term, we expect to use available resources primarily to fund operating expenses, working capital requirements, investments in technology and infrastructure, and the development of our asset management and exchange-traded fund businesses, including registration and compliance costs, personnel and systems, the General Partner’s capital contributions to the Initial Fund and seed capital, expense limitation or reimbursement obligations we agree to provide in connection with the Silvia ETFs, if any. As of the date of this Quarterly Report, we have not committed to provide seed capital to any Silvia ETF. We committed to investing in three privately held companies that had not yet been funded. Unfunded commitments totaled $8.0 million for the SPV Fund and $0.3 million for the Initial Fund. Amounts we commit to these businesses would not be available for our existing operations, debt service, acquisitions or other corporate purposes. We expect these costs to increase in future periods and to be incurred before, and substantially in advance of, any related revenue. In addition, we expect to pay aggregate severance of $1.5 million to our former Chief Financial Officer, Chief Operating Officer and Chief Legal Officer in equal monthly installments over the six months following their separations in October 2026.

Over the longer term, we may deploy capital to support strategic acquisitions, business expansion initiatives, investments in digital assets, and potential share repurchase programs. The timing and magnitude of these expenditures will depend on market conditions, the availability of capital, and strategic opportunities.

Based on our assessment of our anticipated operating cash needs, potential obligations under the Convertible Notes, financial position, and available financing and capital-raising alternatives, we believe that the Company has sufficient resources to satisfy anticipated working capital and operating requirements for at least the next twelve months.

Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 10, 2025 (Inception) through September 30, 2025

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2026 and for the period from June 10, 2025 (Inception) through September 30, 2025 (In thousands):

	For the Nine Months Ended	Period from June 10, 2025 (Inception) through
	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(18,678)	$(704)
Net cash used in investing activities	(8,254)	(476,008)
Net cash (used in) provided by financing activities	$(160,943)	$476,712

Cash Flows Used in Operating Activities

Net cash used in operating activities was $18.7 million for the nine months ended September 30, 2026, compared to $0.7 million for the period from June 10, 2025 (inception) through September 30, 2025.

For the nine months ended September 30, 2026, net cash used in operating activities reflected the Company’s net loss of $50.0 million, adjusted for non-cash items of $33.8 million. The most significant adjustment was $17.7 million of unrealized losses on digital assets resulting from declines in the fair value of the Company’s Bitcoin holdings during the period. Changes in operating assets and liabilities resulted in a net use of $2.5 million of cash during the 2026 period.

For the period from June 10, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0.7 million. Net income of $100.4 million, primarily attributable to unrealized gains on digital assets and gains recognized from changes in the fair value of the conversion feature liability of the Convertible Notes, was largely offset by non-cash fair value adjustments and changes in working capital accounts.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2026. The use of cash was primarily attributable to $36.0 million of purchases of digital assets, $3.8 million of purchases of investments by the Consolidated Investment Companies, $1.3 million paid in connection with the CFO Silvia Acquisition, and $0.3 million of capital expenditures for property and equipment. These cash outflows were partially offset by $33.3 million of proceeds from sales of digital assets.

For the period from June 10, 2025 (inception) through September 30, 2025, net cash used in investing activities consisted primarily of $476 million of purchases of digital assets.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $160.9 million for the nine months ended September 30, 2026. The use of cash primarily consisted of $119.2 million of payments to repurchase a portion of the Company’s outstanding Convertible Notes, $38.7 million of treasury stock repurchases pursuant to the share repurchase program authorized by our Board of Directors on December 11, 2025 (the “2025 Repurchase Program”), $1.7 million of purchases of derivative securities, $1.7 million of tax payments associated with the vesting of restricted stock units, and $0.6 million of settlements of derivative securities. These outflows were partially offset by $0.9 million of proceeds received from derivative securities.

For the period from June 10, 2025 (inception) through September 30, 2025, net cash provided by financing activities consisted primarily of $476.0 million of proceeds from the issuance of preferred units of ProCap BTC in connection with the preferred investment of ProCap BTC prior to the Business Combination, which were used principally to fund the acquisition of digital assets.

Critical Accounting Policies and Estimates

Our Unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of our Unaudited Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosure. We have based our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ significantly from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows could be materially affected.

We consider an accounting estimate to be critical if it requires assumptions about matters that were highly uncertain at the time the estimate was made and if changes in those assumptions, or changes in the estimate that are reasonably likely to occur from period to period, would have a material effect on our financial condition or results of operations.

Our critical accounting estimates are described in the Annual Report. During the nine months ended September 30, 2026, we identified the following additional critical accounting estimates as a result of the CFO Silvia Acquisition.

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

Off-Balance Sheet Arrangements

Other than collateral arrangements associated with the Convertible Notes and the unfunded investment commitments of our Consolidated Investment Companies described in Note 13, Commitments and Contingencies, to our Unaudited Condensed Consolidated Financial Statements, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 2 of our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we(i) are no longer an EGC or (ii) affirmatively and irrevocably opt-out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Bitcoin Market Price Risk

Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other income (expenses), net” in our condensed consolidated statements of operations. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material adverse effect on our financial results in future periods. See the risk factors included under the heading “Risks Related to Our Business and Bitcoin Treasury Strategy” in our Annual Report for more information regarding the risks related to our Bitcoin holdings. As of September 30, 2026 and December 31, 2025, the fair value of our Bitcoin investment included in digital assets was $420.7 million and $441.8 million, respectively. For the nine months ended September 30, 2026, we recognized an unrealized loss from the remeasurement of our Bitcoin holdings of $17.7 million.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2026, due to a material weakness in internal control over financial reporting related to (i) inadequate segregation of duties and ineffective risk assessment and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines.

Remediation Plan for Material Weakness

The Company, with oversight from our Audit Committee, is in the process of developing and implementing its remediation plan specific to the material weakness, which is expected to include the adequate segregation of duties, effective risk assessment and implementation of written policies and procedures for accounting and financial reporting. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are operating effectively. In October 2026, our Chief Financial Officer separated from the Company, and our Board of Directors appointed an interim Chief Financial Officer. This transition, together with the concurrent separations of our Chief Operating Officer and Chief Legal Officer, could affect the timing of our remediation efforts. See Part II, Item 1A, “Risk Factors.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our filings with the SEC, including our Annual Report and the risk factors described under the heading “Risk Factors” in the Prospectus, which risk factors are incorporated herein by reference. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. As of the date of this Quarterly Report, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report, as updated by the risk factors described in the Prospectus, other than as set forth below, which should be read in conjunction with the risks described in our Annual Report and the Prospectus.

We recently experienced turnover in our senior management, including the departures of our Chief Financial Officer, Chief Operating Officer and Chief Legal Officer, which could have an adverse impact on our business.

On October 14, 2026, our Board of Directors and each of our Chief Legal Officer and Secretary, our Chief Operating Officer and our Chief Financial Officer mutually agreed that each such officer would separate from the Company, with each separation effective no later than October 21, 2026. On October 20, 2026, the Board of Directors appointed Catalina Abbey to serve as our interim Chief Financial Officer and Caroline Hennigar to serve as our Chief Operating Officer (principal operating officer), in each case effective as of the separation date of the applicable departing officer. As of the date of this Quarterly Report, we have not appointed a successor Chief Legal Officer.

Recruiting and retaining qualified executive officers may be difficult, time-consuming and costly. If we are unable to manage these transitions effectively or to attract and retain qualified executive officers, our business, financial condition, results of operations and the market price of our Common Stock could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)

July 1, 2026 to July 31, 2026	515,144	$1.61	515,144	$83.6
August 1, 2026 to August 31, 2026	1,266,491	$2.14	1,266,491	$80.9
September 1, 2026 to September 30, 2026	6,376,894	$3.29	6,376,894	$58.4
Total	8,158,529		8,158,529

(1)	Includes commissions.
(2)	On December 11, 2025, the Board of Directors of the Company approved the 2025 Repurchase Program, which authorizes the repurchase of up to $100.0 million of the Company’s outstanding Common Stock and has no expiration date. From the inception of the 2025 Repurchase Program through September 30, 2026, the Company repurchased an aggregate of 14,235,955 shares of Common Stock for an aggregate purchase price of approximately $41.6 million, including commissions, and approximately $58.4 million remained available for future repurchases under the 2025 Repurchase Program as of September 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

In connection with their respective appointments as interim Chief Financial Officer and Chief Operating Officer, the Company entered into an indemnity agreement with each of Catalina Abbey and Caroline Hennigar on November 12, 2026, effective as of October 20, 2026 (each, an “Indemnity Agreement”), in substantially the form of indemnity agreement that the Company has entered into with its other directors and executive officers. Each Indemnity Agreement requires the Company, among other things, to indemnify the indemnitee to the fullest extent permitted by the Delaware General Corporation Law against certain expenses, judgments, fines and amounts paid in settlement incurred in connection with proceedings arising out of the indemnitee’s service as an officer of the Company or, at the Company’s request, of another enterprise, and to advance expenses incurred in connection with such proceedings, subject to an undertaking by the indemnitee to repay such amounts if it is ultimately determined that the indemnitee is not entitled to be indemnified, in each case subject to certain exceptions. The foregoing description of the Indemnity Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Indemnity Agreement, which is incorporated by reference as Exhibit 10.6 to this Quarterly Report.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1†	Business Combination Agreement, dated as of June 23, 2025, by and among CCCM, the Company, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on June 27, 2025).
2.2	First Amendment to the Business Combination Agreement, dated as of July 28, 2025, by and among CCCM, the Company, ProCap, SPAC Merger Sub, Company Merger Sub and Professional Capital Management (incorporated by reference to Exhibit 2.1 to CCCM’s Current Report on Form 8-K, filed with the SEC on July 28, 2025).
2.3†#	Agreement and Plan of Merger, dated as of February 9, 2026, by and among the Company, Silvia Merger Sub, Inc., CFO Silvia, Inc., Inflection Points Inc., Shain Noor, and Shain Noor as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, effective September 22, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2026).Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
3.2	Second Amended and Restated By-Laws of the Company, effective September 22, 2026 (incorporated by reference to Exhibit 3.24 to the Company’s Current Report on Form 8-K, filed with the SEC on September 22, 2026). Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).
10.1+	Mutual Separation Agreement and General Release, dated October 20, 2026, by and between Silvia, Inc. and Kyle Wood (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2026).
10.2†	Mutual Separation Agreement and General Release, dated October 20, 2026, by and between Silvia, Inc. and Megan Pacchia (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2026).
10.3†	Mutual Separation Agreement and General Release, dated October 20, 2026, by and between Silvia, Inc. and Renae Cormier (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2026).
10.4†+	Employment Agreement, dated October 20, 2026, by and between Silvia, Inc. and Catalina Abbey (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2026).
10.5	Employment Agreement, dated October 20, 2026, by and between Silvia, Inc. and Caroline Hennigar (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2026).
10.6+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-290365), filed with the SEC on September 18, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

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

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVIA, INC.

Dated: November 13, 2026
By:	/s/ Anthony Pompliano
Name: Anthony Pompliano
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026
By:	/s/ Catalina Abbey
Name: Catalina Abbey
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

